Form 10-Q
period 1995-09-30
CNL INCOME FUND VI LTD
filed 1995-11-14
CIK 837986

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 1995
                               -----------------------------------

                                       OR

( )            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ----------------


                             Commission file number
                                     0-19144
                             ----------------------


                            CNL Income Fund VI, Ltd.
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    Florida                           59-2922954
         ----------------------------        --------------------------
         (State or other jurisdiction             (I.R.S. Employer
         of incorporation or organiza-            Identification No.)
         tion)


         400 E. South Street, #500
         Orlando, Florida                                32801
         ----------------------------        --------------------------
         (Address of principal                        (Zip Code)
         executive offices)


         Registrant's telephone number
         (including area code)                      (407) 422-1574
                                             --------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes     X      No
                                         ---------     ---------



                                    CONTENTS
                                    --------

Part I                                                            Page
                                                                  ----
  Item 1.  Financial Statements:

    Condensed Balance Sheets                                      1

    Condensed Statements of Income                                2

    Condensed Statements of Partners' Capital                     3

    Condensed Statements of Cash Flows                            4-5

    Notes to Condensed Financial Statements                       6-8

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                                9-14

Part II

  Other Information                                               15


                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                               September 30,     December 31,
           ASSETS                                  1995              1994
                                               -------------     ------------
Land and buildings on operating
  leases, less accumulated
  depreciation of $2,597,087
  and $2,307,725                                $22,937,311      $23,884,110
Net investment in direct
  financing leases                                4,535,402        4,056,533
Investment in joint ventures                        870,985          880,156
Mortgage note receivable                              6,045               -
Cash and cash equivalents                         1,149,335          926,481
Restricted cash                                       5,655               -
Receivables, less allowance for
  doubtful accounts of $168,773
  and $178,255                                       10,649          129,458
Prepaid expenses                                      9,223            3,208
Lease costs, less accumulated
  amortization of $1,329 and $895                    16,371              305
Accrued rental income, less
  allowance for doubtful accounts
  of $8,892 and $8,087                              943,690          848,017
Other assets                                         26,731           26,731
                                                -----------      -----------

                                                $30,511,397      $30,754,999
                                                ===========      ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                $    50,331      $     5,655
Accrued and escrowed real estate
  taxes payable                                       6,480           11,200
Due to related parties                               15,295              115
Distributions payable                               787,500          787,500
Rents paid in advance                                22,193           41,116
                                                -----------      -----------
    Total liabilities                               881,799          845,586

Minority interest                                   153,507          160,028

Partners' capital                                29,476,091       29,749,385
                                                -----------      -----------

                                                $30,511,397      $30,754,999
                                                ===========      ===========

            See accompanying notes to condensed financial statements.


                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                  Quarter Ended          Nine Months Ended
                                  September 30,            September 30,
                                  1995      1994         1995         1994
                                --------  --------    ----------   ----------
Revenues:
  Rental income from
    operating leases            $681,906  $692,269    $2,046,160   $2,105,804
  Earned income from direct
    financing leases             115,799   105,328       337,805      326,848
  Contingent rental income        12,293    10,282        23,012       29,848
  Interest and other income       15,324    10,154        37,712       24,364
                                --------  --------    ----------   ----------
                                 825,322   818,033     2,444,689    2,486,864
                                --------  --------    ----------   ----------

Expenses:
  General operating and
    administrative                38,012    25,598       100,513       81,542
  Professional services            5,066     6,421        21,505       24,722
  Bad debt expense                    -     20,505            -        49,822
  Real estate taxes               (3,987)      867            -           867
  State taxes                        150        -          6,939       11,962
  Depreciation and amorti-
    zation                       121,399   120,904       369,620      385,867
                                --------  --------    ----------   ----------
                                 160,640   174,295       498,577      554,782
                                --------  --------    ----------   ----------

Income Before Minority
  Interest in Income of
  Consolidated Joint Venture,
  Equity in Earnings of
  Unconsolidated Joint
  Ventures and Gain on Sale
  of Land and Buildings          664,682   643,738     1,946,112    1,932,082

Minority Interest in Income
  of Consolidated Joint
  Venture                         (4,924)   (5,307 )     (14,138)     (14,685)

Equity in Earnings of Uncon-
  solidated Joint Ventures        21,105    27,205        61,319       47,843

Gain on Sale of Land and
  Buildings                      103,283        -        103,283      332,664

Loss on Sale of Land              (7,370)       -         (7,370)          -
                                --------  --------    ----------   ----------

Net Income                      $776,776  $665,636    $2,089,206   $2,297,904
                                ========  ========    ==========   ==========

Allocation of Net Income:
  General partners              $  7,768  $  6,656    $   20,892   $   22,979
  Limited partners               769,008   658,980     2,068,314    2,274,925
                                --------  --------    ----------   ----------

                                $776,776  $665,636    $2,089,206   $2,297,904
                                ========  ========    ==========   ==========

Net Income Per Limited
  Partner Unit                  $  10.99  $   9.41    $    29.55   $    32.50
                                ========  ========    ==========   ==========

Weighted Average Number
  of Limited Partner Units
  Outstanding                     70,000    70,000        70,000       70,000
                                ========  ========    ==========   ==========

            See accompanying notes to condensed financial statements.


                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                           Nine Months Ended      Year Ended
                                             September 30,       December 31,
                                                 1995                1994
                                           -----------------     ------------
General partners:
  Beginning balance                          $   147,262         $   118,326
  Net income                                      20,892              28,936
                                             -----------         -----------
                                                 168,154             147,262
                                             -----------         -----------

Limited partners:
  Beginning balance                           29,602,123          29,686,031
  Net income                                   2,068,314           3,066,092
  Distributions                               (2,362,500)         (3,150,000)
                                             -----------         -----------
                                              29,307,937          29,602,123
                                             -----------         -----------

Total partners' capital                      $29,476,091         $29,749,385
                                             ===========         ===========

            See accompanying notes to condensed financial statements.


                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                       Nine Months Ended
                                                         September 30,
                                                      1995           1994
                                                  -----------     -----------
Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating
      Activities                                  $ 2,434,251     $ 2,439,005
                                                  -----------     -----------

    Cash Flows from Investing
      Activities:
        Proceeds from sale of land
          and buildings                               899,502       1,429,481
        Additions to land and
          buildings on operating
          leases                                     (205,056)       (980,904)
        Investment in direct finan-
          cing leases                                (517,029)       (455,146)
        Increase in restricted cash                    (5,655)             -
        Payment of lease costs                             -           (2,100)
                                                  -----------     -----------
            Net cash provided by
              (used in) investing
              activities                              171,762          (8,669)
                                                  -----------     -----------

    Cash Flows from Financing
      Activities:
        Distributions to limited
          partners                                 (2,362,500)     (2,362,500)
        Distributions to holder of
          minority interest                           (20,659)        (16,225)
                                                  -----------     -----------
            Net cash used in
              financing activities                 (2,383,159)     (2,378,725)
                                                  -----------     -----------

Net Increase in Cash and Cash
  Equivalents                                         222,854          51,611

Cash and Cash Equivalents at
  Beginning of Period                                 926,481         852,953
                                                  -----------     -----------

Cash and Cash Equivalents at End of
  Period                                          $ 1,149,335     $   904,564
                                                  ===========     ===========

Supplemental Schedule of Non-Cash
  Investing and Financing Activities:

    Building costs incurred and
      unpaid at end of period                     $    28,844     $        -
                                                  ===========     ===========

    Mortgage note accepted in
      exchange for sale of land                   $     6,000     $        -
                                                  ===========     ===========

    Lease costs incurred and unpaid
      at end of period                            $    16,500     $        -
                                                  ===========     ===========

    Distributions declared and unpaid
      at end of period                            $   787,500     $   787,500
                                                  ===========     ===========

            See accompanying notes to condensed financial statements.


                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 1995 and 1994


1.    Basis of Presentation:
      ---------------------

      The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 1995, may not be indicative of the results that may be expected for the year ending December 31, 1995. Amounts as of December 31, 1994, included in the financial statements, have been derived from audited financial statements as of that date.

      These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund VI, Ltd. (the "Partnership") for the year ended December 31, 1994.

      The Partnership accounts for its 66 percent interest in the accounts of Caro Joint Venture under the full consolidation method. All significant intercompany accounts and transactions have been eliminated.

      Certain items in the prior year's financial statements have been reclassified to conform to 1995 presentation. These reclassifications had no effect on partners' capital or net income.

      In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Statement, which is effective for fiscal years beginning after December 15, 1995, requires that an entity review long-lived assets and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Partnership plans to adopt this standard in 1996 and does not expect compliance with such standard to have a material effect, if any, on the Partnership's financial position or results of operations.

2.    Leases:
      ------

      In April 1995, the Partnership entered into a new lease for its property in Hermitage, Tennessee. In connection therewith, the Partnership incurred renovation costs of $25,646 and lease costs of $16,500.

3.    Land and Buildings:
      ------------------

      In July 1995, the Partnership sold its property in Little Canada, Minnesota, for $904,000 and received net sales proceeds of $899,574, resulting in a gain of $103,283 for financial reporting purposes. This property was originally acquired by the Partnership in October 1989 and had a cost of approximately $823,900, excluding acquisition fees and miscellaneous acquisition expenses. As a result of the sale, the Partnership had a profit of approximately $80,100 in excess of its original purchase price.

      In August 1995, the Partnership reinvested $725,285 of the net sales proceeds in land and building of a property in Broken Arrow, Oklahoma.

      In addition, in August 1995, the Partnership sold a small parcel of vacant land adjacent to its property in Orlando, Florida, for $7,500 resulting in a loss of $7,370 for financial reporting purposes.

4.    Mortgage Note Receivable:
      ------------------------

      In connection with the sale in August 1995 of the small parcel of vacant land adjacent to its property in Orlando, Florida, the Partnership accepted a promissory note from the buyer, collateralized by a mortgage on the property, for $6,000. The promissory note bears interest at nine percent and is being collected in six monthly installments of $1,026 through February 1996. Mortgage note receivable includes $6,045 of such amounts, including accrued interest of $45 at September 30, 1995.

5.    Restricted Cash:
      ---------------

      As of September 30, 1995, $5,655 of the remaining net sales proceeds from the sale of the property in Little Canada, Minnesota, was being held in an interest-bearing escrow account pending payment of any remaining costs relating to the property in Broken Arrow, Oklahoma, or if the funds are not expended, they will be returned to the Partnership.

6.    Subsequent Event:
      ----------------

      Effective October 1, 1995, CNL Income Fund Advisors, Inc. assigned its rights in the management agreement with the Partnership to an affiliate of the general partners, CNL Fund Advisors, Inc. All of the terms and conditions of the management agreement remain unchanged.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      CNL Income Fund VI, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 17, 1988, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 1995, the Partnership owned 42 Properties, including four Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with an affiliate as tenants-in-common.

Liquidity and Capital Resources
-------------------------------

      The Partnership's primary source of capital for the nine months ended September 30, 1995 and 1994, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $2,434,251 and $2,439,005 for the nine months ended September 30, 1995 and 1994, respectively. The decrease in cash from operations for the nine months ended September 30, 1995, is primarily a result of changes in income and expenses as discussed in "Results of Operations" below and changes in the Partnership's working capital.

      In April 1995, the Partnership entered into a new lease for its Property in Hermitage, Tennessee. In connection therewith, the Partnership incurred $25,646 in renovation costs and $16,500 in lease costs.

      In July 1995, the Partnership sold its Property in Little Canada, Minnesota, for $904,000 and received net sales proceeds of $899,574, resulting in a gain of $103,283 for financial reporting purposes. This Property was originally acquired by the Partnership in October 1989 and had a cost of approximately $823,900, excluding acquisition fees and miscellaneous acquisition expenses. As a result of the sale, the Partnership had a profit of approximately $80,100 in excess of its original purchase price. In August 1995, the Partnership reinvested $725,285 in a Property in Broken Arrow, Oklahoma. As of September 30, 1995, the Partnership had net sales proceeds of $5,655 in an interest-bearing escrow account pending payment of any remaining costs relating to this Property or if the funds are not expended, they will be returned to the Partnership. The remaining net sales proceeds are expected to be invested in an additional Property or used for other Partnership purposes. The general partners believe that the transaction, or a portion thereof, relating to the sale of the Property in Little Canada, Minnesota, and the reinvestment of the proceeds will qualify as a like-kind exchange transaction for federal income tax purposes. However, the Partnership will distribute amounts sufficient to enable the limited partners to pay federal and state (at a level reasonably assumed by the general partners) income taxes, if any, resulting from the sale. In addition, in August 1995, the Partnership sold a small parcel of vacant land adjacent to its Property in Orlando, Florida, for $7,500 resulting in a loss of $7,370 for financial reporting purposes. In connection therewith, the Partner-ship accepted a promissory note, collateralized by a mortgage on the Property, for $6,000. The promissory note, which bears interest at a rate of nine percent per annum, is being collected in six monthly installments of $1,026 through February 1996. The balance of this note was $6,045 at September 30, 1995, including accrued interest of $45.

      Currently, the remaining net sales proceeds and rental income from the Partnership's Properties are invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to invest in an additional Property, pay Partnership expenses or to make distributions to the partners. At September 30, 1995, the Partnership had $1,149,335 invested in such short-term investments as compared to $926,481 at December 31, 1994. The funds remaining at September 30, 1995, after payment of distributions and other liabilities, will be used to fund renovation and lease costs relating to the Hermitage Property, as described above, to meet the Partnership's working capital and other needs, and to possibly invest in an additional Property.

      Total liabilities of the Partnership, including distributions payable, increased to $881,799 at September 30, 1995, from $845,586 at December 31, 1994, primarily as a result of renovation and lease costs relating to the re-leasing of the Property in Hermitage, Tennessee, as described above. The general partners believe the Partnership has sufficient cash on hand to meet the Partnership's current working capital needs.

      Based on cash from operations, the Partnership declared distributions to the limited partners of $2,362,500 for each of the nine months ended September 30, 1995 and 1994 ($787,500 for each of the quarters ended September 30, 1995 and 1994). This represents distributions for each applicable nine months of $33.75 per unit ($11.25 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and nine months ended September 30, 1995 and 1994. No amounts distributed or to be distributed to the limited partners for the nine months ended September 30, 1995 and 1994, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions.

      The Partnership's investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. The general partners believe that the leases will continue to generate cash flow in excess of operating expenses.

      The general partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the operations of the Partnership.

Results of Operations
---------------------

      During the nine months ended September 30, 1994, the Partnership and its consolidated joint venture, Caro Joint Venture, owned and leased 40 wholly owned Properties (including two Properties in Batesville and Heber Springs, Arkansas, which were sold in May 1994) and during the nine months ended September 30, 1995, the Partnership and its consolidated joint venture owned and leased 39 wholly owned Properties (including one Property in Little Canada, Minnesota, which was sold in July 1995) to operators of fast-food and family-style restaurant chains. In connection therewith, the Partnership and Caro Joint Venture earned $2,383,965 and $2,432,652, during the nine months ended September 30, 1995 and 1994, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties, $797,705 and $797,597 of which was earned during the quarters ended September 30, 1995 and 1994, respectively. Rental and earned income decreased approximately $15,700 and $54,000 during the quarter and nine months ended September 30, 1995, respectively, as a result of the fact that the tenant of the Property in Hermitage, Tennessee, elected to exercise its option to terminate its lease with the Partnership effective August 31, 1994. The decrease in rental and earned income was partially offset by an increase of approximately $19,500 and $23,000 during the quarter and nine months ended September 30, 1995, respectively, due to the fact that in April 1995, the Partnership entered into a new lease for this Property, for which rent commenced in June 1995.

      Rental and earned income also decreased approximately $17,900 and $59,000 during the quarter and nine months ended September 30, 1995, respectively, as compared to the quarter and nine months ended September 30, 1994, as a result of the sale in July 1995, of the Property in Little Canada, Minnesota, and the Partnership's writing off as uncollectible rent receivable amounts relating to the Property. This decrease was partially offset by an increase of approximately $9,800 during the quarter and nine months ended September 30, 1995, in rental income due to the reinvestment of a portion of the net sales proceeds in a Property in Broken Arrow, Oklahoma, in August 1995.

      Rental and earned income was also reduced by approximately $56,200 for the nine months ended September 30, 1995, as a result of the sale of the Properties in Batesville and Heber Springs, Arkansas, in May 1994. However, the decrease was offset by an increase of approximately $59,500 during the nine months ended September 30, 1995, in rental income due to the reinvestment of a portion of the net sales proceeds in a Property in Dallas, Texas, in June 1994.

      In addition, the Partnership increased its allowance for doubtful accounts by approximately $39,700 and $65,900 for the nine months ended September 30, 1995 and 1994, respectively, for rental amounts for two Properties leased by the same tenant in Chester, Pennsylvania, and Orlando, Florida. The Partnership is continuing to pursue collection of past due rental amounts relating to the two Properties and will recognize such amounts as income if collected.

      During the nine months ended September 30, 1995 and 1994, the Partnership also earned $23,012 and $29,848, respectively, in contingent rental income, $12,293 and $10,282 of which was earned during the quarters ended September 30, 1995 and 1994, respectively. Contingent rental income decreased during the nine months ended September 30, 1995, as compared to the nine months ended September 30, 1994, primarily as the result of decreases in gross sales relating to certain restaurant Properties.

      The increase in contingent rental income during the quarter ended September 30, 1995, as compared to the quarter ended September 30, 1994, was attributable to the Partnership increasing its allowance for doubtful accounts relating to the Property in Little Canada, Minnesota, during the quarter ended September 30, 1994, by approximately $6,700. During the quarter ended September 30, 1995, the Partnership wrote-off the receivable and related allowance for doubtful accounts for this Property as a result of its sale as described in "Liquidity and Capital Resources" above.

      During the nine months ended September 30, 1995 and 1994, the Partnership also owned and leased three Properties indirectly through other joint venture arrangements and owned and leased one Property with an affiliate as tenants-in-common. In connection therewith, during the nine months ended September 30, 1995 and 1994, the Partnership earned $61,319 and $47,843, respectively, attributable to net income earned by these unconsolidated joint ventures, $21,105 and $27,205 of which was earned during the quarters ended September 30, 1995 and 1994, respectively. The increase during the nine months ended September 30, 1995, is primarily due to the fact that the Partnership invested in the Property as tenants-in-common in July 1994. The decrease in income earned by these joint ventures during the quarter ended September 30, 1995, as compared to the quarter ended September 30, 1994, was primarily due to the fact that during the quarter ended September 30, 1994, the Partnership recognized net income relating to the Property held as tenants-in-common as a result of the Property being purchased from an affiliate of the Partnership which acted as interim owner in order to facilitate the acquisition of the Property by the Partnership. In accordance with the Statement of Policy of Real Estate Programs for the North American Securities Administrators Association, Inc., all income, expenses, profits and losses generated by or associated with the property purchased from an affiliate in which the affiliate has acted as an interim owner, are treated as belonging to the Partnership. No such amounts were recorded during the quarter ended September 30, 1995.

      During the nine months ended September 30, 1995, three of the Partnership's lessees, Golden Corral Corporation, Restaurant Management Services, Inc. and Mid-America Corporation, each contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of the rental income from the four Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with an affiliate as tenants-in-common). Golden Corral Corporation is the lessee under leases relating to four restaurants, Restaurant Management Services, Inc. is the lessee under leases relating to eight restaurants and Mid-America Corporation is the lessee under leases relating to four restaurants. It is anticipated that, based on the minimum annual rental payments required by the leases, Golden Corral Corporation, Restaurant Management Services, Inc. and Mid-America Corporation each will continue to contribute more than ten percent of the Partnership's total rental income during the remainder of 1995 and subsequent years. Any failure of these lessees could materially affect the Partnership's income.

      Operating expenses, including depreciation and amortization expense, were $498,577 and $554,782 for the nine months ended September 30, 1995 and 1994, respectively, of which $160,640 and $174,295 were incurred for the quarters ended September 30, 1995 and 1994, respectively. The decrease in operating expenses during the quarter and nine months ended September 30, 1995, as compared to the quarter and nine months ended September 30, 1994, is primarily attributable to the Partnership's establishing an allowance for doubtful accounts of approximately $20,500 and $48,900 during the quarter and nine months ended September 30, 1994, for amounts previously recorded as income relating to the Properties in Chester, Pennsylvania, and Little Canada, Minnesota.

      In addition, operating expenses decreased during the nine months ended September 30, 1995, as a result of the fact that the tenant of the Property in Hermitage, Tennessee, elected to exercise its option to terminate its lease with the Partnership, effective August 31, 1994. In connection therewith, the Partnership expensed approximately $9,700 in unamortized lease costs relating to this lease during the nine months ended September 30, 1994. In April 1995, the Partnership entered into a new lease for this Property.

      The decrease in operating expenses during the quarter and nine months ended September 30, 1995, was partially offset by an increase in (i) accounting and administrative expenses and (ii) insurance expense as a result of the general partners' obtaining contingent liability and property coverage for the Partnership. This insurance policy is intended to reduce the Partnership's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to cover a claim relating to the Property.

      As a result of the sale of the Property in Little Canada, Minnesota, as described above in "Liquidity and Capital Resources," the Partnership recognized a gain of $103,283 and as a result of the sale of a portion of the land of the Property in Orlando, Florida, the Partnership recognized a loss of $7,370 for the nine months ended September 30, 1995. In addition, as a result of the sale of the Properties in Batesville and Heber Springs, Arkansas, the Partnership recognized a gain of $332,664 for the nine months ended September 30, 1994.




                           PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings.  Inapplicable.
            -----------------

Item 2.     Changes in Securities.  Inapplicable.
            ---------------------

Item 3.     Defaults upon Senior Securities.  Inapplicable.
            -------------------------------

Item 4.     Submission of Matters to a Vote of Security Holders.
            ---------------------------------------------------

            Inapplicable.

Item 5.     Other Information.  Inapplicable.
            -----------------

Item 6.     Exhibits and Reports on Form 8-K.
            --------------------------------

            (a)   Exhibits - None.

            (b) No reports on Form 8-K were filed during the quarter ended September 30, 1995.




                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      DATED this 13th day of November, 1995.

                              CNL INCOME FUND VI, LTD.

                              By:   CNL REALTY CORPORATION
                                    General Partner

                                    By:   /s/ James M. Seneff, Jr.
                                          -------------------------
                                          JAMES M. SENEFF, JR.
                                          President and Principal
                                          Executive Officer

                                    By:   /s/ Robert A. Bourne
                                          -------------------------
                                          ROBERT A. BOURNE
                                          Treasurer and Principal
                                          Financial Officer