Form 10-Q/A
period 1995-06-30
CNL INCOME FUND VI LTD
filed 1996-02-29
CIK 837986

FORM 10-Q/A

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 1995
                               -----------------------------------

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


                            CNL Income Fund VI, Ltd.
        ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Florida                           59-2922954
        ----------------------------        ---------------------------
        (State or other jurisdiction           (I.R.S. Employer
        of incorporation or organiza-          Identification No.)
        tion)


        400 E. South Street, #500
        Orlando, Florida                                32801
        ----------------------------        ---------------------------
        (Address of principal                       (Zip Code)
        executive offices)


        Registrant's telephone number
        (including area code)                      (407) 422-1574
                                            ---------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes     X      No
                                         ---------     ---------




The Form 10-Q of CNL Income Fund VI, Ltd. for the quarter and six months ended June 30, 1995, is being amended in order to correct the date of sale relating to the property in Little Canada, Minnesota. The correction affects the Financial Statements and the related notes in Item 1. of Part I and Management's Discussion and Analysis of Financial Condition and Results of Operations in Item
2. of Part I; therefore, they are amended to read as follows.




                                    CONTENTS
                                    --------

Part I                                                            Page
                                                                  ----

  Item 1.  Financial Statements:

    Condensed Balance Sheets                                      1

    Condensed Statements of Income                                2

    Condensed Statements of Partners' Capital                     3

    Condensed Statements of Cash Flows                            4

    Notes to Condensed Financial Statements                       5-7

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                                8-12

Part II

  Other Information                                               13



                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                  June 30,       December 31,
         ASSETS                                     1995             1994
                                                 -----------     ------------

Land and buildings on operating
  leases, less accumulated
  depreciation of $2,476,161
  and $2,307,725                                 $22,865,570      $23,884,110
Net investment in direct
  financing leases                                 4,030,229        4,056,533
Investment in joint ventures                         874,429          880,156
Cash and cash equivalents                            923,928          926,481
Restricted cash                                      894,574               -
Receivables, less allowance for
  doubtful accounts of $151,217
  and $178,255                                        59,933          129,458
Prepaid expenses                                      13,375            3,208
Lease costs, less accumulated
  amortization of $856 and $895                       16,844              305
Accrued rental income, less
  allowance for doubtful
  accounts of $8,624 and
  $8,087                                             909,978          848,017
Other assets                                          26,731           26,731
                                                 -----------      -----------

                                                 $30,615,591      $30,754,999
                                                 ===========      ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                 $    47,869      $     5,770
Accrued and escrowed real estate
  taxes payable                                        5,141           11,200
Distributions payable                                787,500          787,500
Rents paid in advance                                 20,267           41,116
                                                 -----------      -----------
    Total liabilities                                860,777          845,586

Minority interest                                    164,716          160,028

Partners' capital                                 29,590,098       29,749,385
                                                 -----------      -----------

                                                 $30,615,591      $30,754,999
                                                 ===========      ===========

            See accompanying notes to condensed financial statements.




                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                  Quarter Ended          Six Months Ended
                                     June 30,                June 30,
                                  1995      1994         1995         1994
                                --------  --------    ----------   ----------

Revenues:
  Rental income from
    operating leases            $680,520  $684,984    $1,364,254   $1,413,535
  Earned income from
    direct financing
    leases                       110,810   112,287       222,006      221,520
  Contingent rental
    income                         5,894    13,683        10,719       19,566
  Interest and other
    income                        11,274     2,051        22,388       14,210
                                --------  --------    ----------   ----------
                                 808,498   813,005     1,619,367    1,668,831
                                --------  --------    ----------   ----------

Expenses:
  General operating and
    administrative                33,998    29,419        62,501       55,944
  Professional services           10,841    11,966        16,439       18,301
  Bad debt expense                    -      9,847            -        29,317
  Real estate taxes                1,224        -          3,987           -
  Other taxes                        259    11,962         6,789       11,962
  Depreciation and
    amortization                 124,579   135,784       248,221      264,963
                                --------  --------    ----------   ----------
                                 170,901   198,978       337,937      380,487
                                --------  --------    ----------   ----------

Income Before Minority
  Interest in Income of
  Consolidated Joint
  Venture, Equity in
  Earnings of Unconsoli-
  dated Joint Ventures
  and Gain on Sale of
  Land and Buildings             637,597   614,027     1,281,430    1,288,344

Minority Interest in
  Income of Consolidated
  Joint Venture                   (4,668)   (4,509 )      (9,214)      (9,378)

Equity in Earnings of
  Unconsolidated Joint
  Ventures                        20,455    10,039        40,214       20,638

Gain on Sale of Land and
  Buildings                      103,283   332,664       103,283      332,664
                                --------  --------    ----------   ----------

Net Income                      $756,667  $952,221    $1,415,713   $1,632,268
                                ========  ========    ==========   ==========

Allocation of Net Income:
  General partners              $  7,567  $  9,522    $   14,157   $   16,323
  Limited partners               749,100   942,699     1,401,556    1,615,945
                                --------  --------    ----------   ----------

                                $756,667  $952,221    $1,415,713   $1,632,268
                                ========  ========    ==========   ==========


Net Income Per Limited
  Partner Unit                  $  10.70  $  13.47    $    20.02   $    23.08
                                ========  ========    ==========   ==========

            See accompanying notes to condensed financial statements.




                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                            Six Months Ended      Year Ended
                                                June 30,         December 31,
                                                  1995               1994
                                            ----------------     ------------

General partners:
  Beginning balance                            $   147,262       $   118,326
  Net income                                        14,157            28,936
                                               -----------       -----------
                                                   161,419           147,262
                                               -----------       -----------

Limited partners:
  Beginning balance                             29,602,123        29,686,031
  Net income                                     1,401,556         3,066,092
  Distributions                                 (1,575,000)       (3,150,000)
                                               -----------       -----------
                                                29,428,679        29,602,123
                                               -----------       -----------

Total partners' capital                        $29,590,098       $29,749,385
                                               ===========       ===========

            See accompanying notes to condensed financial statements.




                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS



                                                        Six Months Ended
                                                            June 30,
                                                       1995          1994
                                                   -----------    -----------

Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating Activities      $ 1,571,973    $ 1,663,390
                                                   -----------    -----------

    Cash Flows from Investing Activities:
      Additions to land and buildings on
        operating leases                                    -        (861,569)
      Proceeds from sale of land and
        buildings                                      899,574      1,429,481
      Increase in restricted cash                     (894,574 )     (579,825)
      Payment of lease costs                                -          (1,800)
                                                   -----------    -----------
          Net cash provided by (used in)
            investing activities                         5,000        (13,713)
                                                   -----------    -----------

    Cash Flows from Financing Activities:
      Distributions to limited partners             (1,575,000 )   (1,575,000)
      Distributions to holder of minority
        interest                                        (4,526 )      (11,854)
                                                   -----------    -----------
          Net cash used in financing
            activities                              (1,579,526 )   (1,586,854)
                                                   -----------    -----------

Net Increase (Decrease) in Cash and Cash
  Equivalents                                           (2,553 )       62,823

Cash and Cash Equivalents at Beginning of
  Period                                               926,481        852,953
                                                   -----------    -----------

Cash and Cash Equivalents at End of Period         $   923,928    $   915,776
                                                   ===========    ===========

Supplemental Schedule of Non-Cash Investing and Financing Activities:

    Building costs incurred and unpaid at
      end of period                                $    25,646    $        -
                                                   ===========    ===========

    Lease costs incurred and unpaid at
      end of period                                $    16,500    $        -
                                                   ===========    ===========

    Distributions declared and unpaid at
      end of period                                $   787,500    $   787,500
                                                   ===========    ===========

            See accompanying notes to condensed financial statements.





                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1995 and 1994


1.    Basis of Presentation:
      ---------------------

      The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 1995, may not be indicative of the results that may be expected for the year ending December 31, 1995. Amounts as of December 31, 1994, included in the financial statements, have been derived from audited financial statements as of that date.

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

      Net income per limited partner unit is calculated based upon the weighted average number of units of limited partnership interest outstanding during each period. The weighted average number of limited partner units outstanding for each of the quarters and six months ended June 30, 1995 and 1994 was 70,000.

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

2.    Leases:
      ------

      In April, 1995, the Partnership entered into a new lease for its property in Hermitage, Tennessee. In connection therewith, the Partnership incurred renovation costs of $25,646 and lease costs of $16,500.

3.    Land and Buildings:
      ------------------

      In June 1995, the Partnership sold its property in Little Canada, Minnesota, for $904,000 and received net sales proceeds of $899,574, resulting in a gain of $103,283 for financial reporting purposes. This property was originally acquired by the Partnership in October 1989 and had a cost of approximately $823,900, excluding acquisition fees and miscellaneous acquisition expenses. As a result of the sale, the Partnership had a profit of approximately $80,100 in excess of its original purchase price. The Partnership intends to reinvest the net sales proceeds in an additional property.

4.    Restricted Cash:
      ---------------

      As of June 30, 1995, the net sales proceeds of $894,574 received in conjunction with the sale of the property in Little Canada, Minnesota, was being held in an interest-bearing escrow account pending reinvestment of the net sales proceeds in another property, or if the funds are not reinvested, they will be returned to the Partnership.

5.    Subsequent Events:
      -----------------

      In August 1995, the Partnership reinvested $725,285 of the net sales proceeds from the sale of the property in Little Canada, Minnesota, in land and building of a property in Broken Arrow, Oklahoma, and in connection therewith, entered into a long-term, triple-net lease.

      Effective October 1, 1995, CNL Income Fund Advisors, Inc. assigned its rights in the management agreement with the Partnership to an affiliate of the general partners, CNL Fund Advisors, Inc. All of the terms and conditions of the management agreement remain unchanged.

      In January 1996, the Partnership reinvested the remaining net sales proceeds from the sale of the property in Little Canada, Minnesota, in a property in Clinton, North Carolina, as tenants-in-common, with an affiliate of the general partners.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      CNL Income Fund VI, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 17, 1988, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 1995, the Partnership owned 41 Properties, including four Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with an affiliate as tenants-in-common.

Liquidity and Capital Resources
-------------------------------

      The Partnership's primary source of capital for the six months ended June 30, 1995 and 1994, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $1,571,973 and $1,663,390 for the six months ended June 30, 1995 and 1994, respectively. The decrease in cash from operations for the six months ended June 30, 1995, is primarily as a result of changes in income and expenses as discussed in "Results of Operations" below and changes in receivables and payables.

      In April 1995, the Partnership entered into a new lease for its Property in Hermitage, Tennessee. In connection therewith, the Partnership incurred $25,646 in renovation costs and $16,500 in lease costs.

      In June 1995, the Partnership sold its Property in Little Canada, Minnesota, for $904,000 and received net sales proceeds of $899,574, resulting in a gain of $103,283 for financial reporting purposes. This Property was originally acquired by the Partnership in October 1989 and had a cost of approximately $823,900, excluding acquisition fees and miscellaneous acquisition expenses. As a result of the sale, the Partnership had a profit of approximately $80,100 in excess of its original purchase price. As of June 30, 1995, $894,574 of the net sales proceeds were being held in an interest-bearing escrow account. In August 1995, the Partnership reinvested $725,285 in a Property in Broken Arrow, Oklahoma. In January 1996, the Partnership reinvested the remaining net sales proceeds in a Property in Clinton, North Carolina, as tenants-in-common, with an affiliate of the general partners. In addition, the Partnership distributed amounts sufficient to enable the limited partners to pay federal and state income taxes (at a level reasonably assumed by the general partners) resulting from the sale.

      Currently, the rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At June 30, 1995, the Partnership had $923,928 invested in such short-term investments as compared to $926,481 at December 31, 1994. The funds remaining at June 30, 1995, after payment of distributions and other liabilities, will be used to fund renovation and lease costs relating to the Hermitage Property, as described above, and to meet the Partnership's working capital and other needs.

      Total liabilities of the Partnership, including distributions payable, increased to $860,777 at June 30, 1995, from $845,586 at December 31, 1994, primarily as a result of renovation and lease costs relating to the re-leasing of the Property in Hermitage, Tennessee, as described above. The general partners believe the Partnership has sufficient cash on hand to meet the Partnership's current working capital needs.

      Based on cash from operations, the Partnership declared distributions to the limited partners of $1,575,000 for each of the six months ended June 30, 1995 and 1994 ($787,500 for each of the quarters ended June 30, 1995 and 1994). This represents distributions for each applicable six months of $22.50 per unit ($11.25 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and six months ended June 30, 1995 and 1994. No amounts distributed or to be distributed to the limited partners for the six months ended June 30, 1995 and 1994, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions.

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

Results of Operations
---------------------

      During the six months ended June 30, 1994, the Partnership and its consolidated joint venture, Caro Joint Venture, owned and leased 40 wholly owned Properties (including two Properties during the six months ended June 30, 1994, that were sold in May 1994) and during the six months ended June 30, 1995, the Partnership and its consolidated joint venture owned and leased 38 wholly owned Properties (including one Property in Little Canada, Minnesota, which was sold in June 1995) to operators of fast-food and family-style restaurant chains.
In connection therewith, the Partnership and Caro Joint Venture earned $1,586,260 and $1,635,055, during the six months ended June 30, 1995 and 1994, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties, $791,330 and $797,271 of which was earned during the quarters ended June 30, 1995 and 1994, respectively. Rental and earned income decreased approximately $23,500 and $47,000 during the quarter and six months ended June 30, 1995, respectively, as a result of the fact that the tenant of the Property in Hermitage, Tennessee, elected to exercise its option to terminate its lease with the Partnership effective August 31, 1994. The decrease in rental and earned income was partially offset by an increase of approximately $11,000, due to the fact that in April 1995, the Partnership entered into a new lease for this Property, for which rent commenced in May 1995. The decrease in rental and earned income relating to this Property was also partially offset by an increase due to the fact that approximately $7,300 of rent receivable amounts reserved as uncollectible during 1994, were collected during the six months ended June 30, 1995.

      Rental and earned income also decreased approximately $24,700 and $41,100 during the quarter and six months ended June 30, 1995, respectively, as a result of the Partnership's increasing its allowance for doubtful accounts relating to the Property in Little Canada, Minnesota. In connection with the sale of this Property in June 1995, the Partnership received approximately $27,000 relating to past due rental amounts. Due to the fact that the Partnership does not expect to receive any additional amounts from the former tenant of this Property, the Partnership reversed the balance of rent and other receivables relating to this Property, and the related allowance for doubtful accounts, of approximately $95,400 during the quarter ended June 30, 1995. In August 1995, the Partnership reinvested the majority of the net sales proceeds from the sale of the Property in Little Canada, Minnesota, in a Property in Broken Arrow, Oklahoma, and entered into a long-term, triple-net lease. As a result of this transaction, the Partnership expects rental income for the quarter ending September 30, 1995 and future quarters to increase due to rental payments received under the new lease.

      Rental and earned income was also reduced by approximately $20,700 and $56,200 for the quarter and six months ended June 30, 1995, respectively, as a result of the sale of the Properties in Batesville and Heber Springs, Arkansas, in May 1994. However, the decrease was offset by an increase of approximately $24,100 and $48,200 during the quarter and six months ended June 30, 1995, respectively, in rental income due to the reinvestment of a portion of the net sales proceeds in a Property in Dallas, Texas, in June 1994.

      In addition, the Partnership increased its allowance for doubtful accounts by approximately $26,500 and $55,200 for the six months ended June 30, 1995 and 1994, respectively, for rental amounts for two Properties leased by the same tenant in Chester, Pennsylvania, and Orlando, Florida. The Partnership is continuing to pursue collection of past due rental amounts relating to the two Properties and will recognize such amounts as income if collected.

      During the six months ended June 30, 1995 and 1994, the Partnership also earned $10,719 and $19,566, respectively, in contingent rental income, $5,894 and $13,683 of which was earned during the quarters ended June 30, 1995 and 1994, respectively. Contingent rental income decreased during the quarter and six months ended June 30, 1995, as compared to the quarter and six months ended June 30, 1994, primarily as the result of decreases in gross sales relating to certain restaurant Properties.

      During the six months ended June 30, 1995 and 1994, the Partnership also owned and leased three Properties indirectly through other joint venture arrangements. In addition, during the six months ended June 30, 1995, the Partnership owned one Property with an affiliate as tenants-in-common. In connection therewith, during the six months ended June 30, 1995 and 1994, the Partnership earned $40,214 and $20,638, respectively, attributable to net income earned by these unconsolidated joint ventures, $20,455 and $10,039 of which was earned during the quarters ended June 30, 1995 and 1994, respectively. The increase during the quarter and six months ended June 30, 1995, is primarily due to the fact that the Partnership invested in the Property as tenants-in-common in July 1994; therefore, no such income was earned during the quarter and six months ended June 30, 1994, relating to this Property.

      During the six months ended June 30, 1995, three of the Partnership's lessees, Golden Corral Corporation, Restaurant Management Services, Inc. and Mid-America Corporation, each contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of the rental income from the four Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with an affiliate as tenants-in-common). Golden Corral Corporation is the lessee under leases relating to four restaurants, Restaurant Management Services, Inc. is the lessee under leases relating to eight restaurants and Mid-America Corporation is the lessee under leases relating to four restaurants. It is anticipated that, based on the minimum annual rental payments required by the leases, Golden Corral Corporation, Restaurant Management Services, Inc. and Mid-America Corporation each will continue to contribute more than ten percent of the Partnership's total rental income during the remainder of 1995 and subsequent years. Any failure of these lessees could materially affect the Partnership's income.

      Operating expenses, including depreciation and amortization expense, were $337,937 and $380,487 for the six months ended June 30, 1995 and 1994, respectively, of which $170,901 and $198,978 were incurred for the quarters ended June 30, 1995 and 1994, respectively. The decrease in operating expenses during the quarter and six months ended June 30, 1995, as compared to the quarter and six months ended June 30, 1994, is primarily attributable to the Partnership's establishing an allowance for doubtful accounts of approximately $9,800 and $29,300 during the quarter and six months ended June 30, 1994, for amounts previously recorded as income relating to the Property in Chester, Pennsylvania.

      In addition, operating expenses during the quarter and six months ended June 30, 1994, were higher than that for the quarter and six months ended June 30, 1995, as a result of the fact that the tenant of the Property in Hermitage, Tennessee, elected to exercise its option to terminate its lease with the Partnership, effective August 31, 1994. In connection therewith, the Partner-ship expensed approximately $9,600 in unamortized lease costs relating to this lease during the quarter ended June 30, 1994. The decrease in operating expenses during the quarter and six months ended June 30, 1995, was partially offset by an increase in real estate tax expenses and other expenses incurred during the quarter and six months ended June 30, 1995, as a result of the fact that this Property was not leased. In April 1995, the Partnership entered into a new lease for this Property, as described above, in which the new tenant is responsible for the payment of real estate taxes relating to the Property.

      The decrease in operating expenses during the quarter ended June 30, 1995, was also partially attributable to the Partnership's payment of certain taxes relating to the filing of various state tax returns during the quarter ended March 31, 1995, which in the previous year were paid during the quarter ended June 30, 1994.

      As a result of the sale of the Property in Little Canada, Minnesota, as described above in "Liquidity and Capital Resources," the Partnership recognized a gain of $103,283 for the six months ended June 30, 1995. In addition, as a result of the sale of the Properties in Batesville and Heber Springs, Arkansas, the Partnership recognized a gain of $332,664 for the six months ended June 30, 1994.




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

Item 4.     Submission of Matters to a Vote of Security Holders.
            ---------------------------------------------------

            Inapplicable.

Item 5.     Other Information.  Inapplicable.
            -----------------

Item 6.     Exhibits and Reports on Form 8-K.
            --------------------------------

            (a)   Exhibits - None.

            (b) No reports on Form 8-K were filed during the quarter ended June 30, 1995.



                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      DATED this 29th day of February, 1996.

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