Form 10-Q/A
period 1995-09-30
CNL INCOME FUND VI LTD
filed 1996-02-29
CIK 837986

FORM 10-Q/A

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 1995
                               -----------------------------------

                                       OR

( )            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------


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




The Form 10-Q of CNL Income Fund VI, Ltd. for the quarter and nine months ended September 30, 1995, is being amended in order to correct the date of sale relating to the property in Little Canada, Minnesota. The correction affects the notes to the financial statements in Item 1. of Part I and Management's Discussion and Analysis of Financial Condition and Results of Operations in Item
2. of Part I; therefore, they are amended to read as follows.




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





                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME



                                  Quarter Ended          Nine Months Ended
                                  September 30,            September 30,
                                  1995      1994         1995         1994
                                --------  --------    ----------   ----------

Revenues:
  Rental income from
    operating leases            $681,906  $692,269    $2,046,160   $2,105,804
  Earned income from direct
    financing leases             115,799   105,328       337,805      326,848
  Contingent rental income        12,293    10,282        23,012       29,848
  Interest and other income       15,324    10,154        37,712       24,364
                                --------  --------    ----------   ----------
                                 825,322   818,033     2,444,689    2,486,864
                                --------  --------    ----------   ----------

Expenses:
  General operating and
    administrative                38,012    25,598       100,513       81,542
  Professional services            5,066     6,421        21,505       24,722
  Bad debt expense                    -     20,505            -        49,822
  Real estate taxes               (3,987)      867            -           867
  State taxes                        150        -          6,939       11,962
  Depreciation and amorti-
    zation                       121,399   120,904       369,620      385,867
                                --------  --------    ----------   ----------
                                 160,640   174,295       498,577      554,782
                                --------  --------    ----------   ----------

Income Before Minority
  Interest in Income of
  Consolidated Joint Venture,
  Equity in Earnings of
  Unconsolidated Joint
  Ventures, Gain on Sale
  of Land and Buildings
  and Loss on Sale of Land       664,682   643,738     1,946,112    1,932,082

Minority Interest in Income
  of Consolidated Joint
  Venture                         (4,924)   (5,307 )     (14,138)     (14,685)

Equity in Earnings of Uncon-
  solidated Joint Ventures        21,105    27,205        61,319       47,843

Gain on Sale of Land and
  Buildings                           -         -        103,283      332,664

Loss on Sale of Land              (7,370)       -         (7,370)          -
                                --------  --------    ----------   ----------

Net Income                      $673,493  $665,636    $2,089,206   $2,297,904
                                ========  ========    ==========   ==========

Allocation of Net Income:
  General partners              $  6,735  $  6,656    $   20,892   $   22,979
  Limited partners               666,758   658,980     2,068,314    2,274,925
                                --------  --------    ----------   ----------

                                $673,493  $665,636    $2,089,206   $2,297,904
                                ========  ========    ==========   ==========

Net Income Per Limited
  Partner Unit                  $   9.53  $   9.41    $    29.55   $    32.50
                                ========  ========    ==========   ==========

Weighted Average Number
  of Limited Partner Units
  Outstanding                     70,000    70,000        70,000       70,000
                                ========  ========    ==========   ==========

            See accompanying notes to condensed financial statements.




                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                           Nine Months Ended      Year Ended
                                             September 30,       December 31,
                                                 1995                1994
                                           -----------------     ------------

General partners:
  Beginning balance                          $   147,262         $   118,326
  Net income                                      20,892              28,936
                                             -----------         -----------
                                                 168,154             147,262
                                             -----------         -----------

Limited partners:
  Beginning balance                           29,602,123          29,686,031
  Net income                                   2,068,314           3,066,092
  Distributions                               (2,362,500 )        (3,150,000)
                                             -----------         -----------
                                              29,307,937          29,602,123
                                             -----------         -----------

Total partners' capital                      $29,476,091         $29,749,385
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

      In June 1995, the Partnership sold its Property in Little Canada, Minnesota, for $904,000 and received net sales proceeds of $899,574, resulting in a gain of $103,283 for financial reporting purposes. This Property was originally acquired by the Partnership in October 1989 and had a cost of approximately $823,900, excluding acquisition fees and miscellaneous acquisition expenses. As a result of the sale, the Partnership had a profit of approximately $80,100 in excess of its original purchase price. In August 1995, the Partnership reinvested $725,285 in a Property in Broken Arrow, Oklahoma. As of September 30, 1995, the Partnership had net sales proceeds of $5,655 in an interest-bearing escrow account pending payment of any remaining costs relating to this Property or if the funds are not expended, they will be returned to the Partnership. In January 1996, the Partnership reinvested the remaining net sales proceeds in a Property in Clinton, North Carolina, as tenants-in-common, with an affiliate of the general partners. In addition, the Partnership intends to distribute amounts sufficient to enable the limited partners to pay federal and state (at a level reasonably assumed by the general partners) income taxes, if any, resulting from the sale. In addition, in August 1995, the Partnership sold a small parcel of vacant land adjacent to its Property in Orlando, Florida, for $7,500 resulting in a loss of $7,370 for financial reporting purposes.
In connection therewith, the Partnership accepted a promissory note, collateralized by a mortgage on the Property, for $6,000. The promissory note, which bears interest at a rate of nine percent per annum, is being collected in six monthly installments of $1,026 through February 1996. The balance of this note was $6,045 at September 30, 1995, including accrued interest of $45.

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

      Rental and earned income also decreased approximately $17,900 and $59,000 during the quarter and nine months ended September 30, 1995, respectively, as compared to the quarter and nine months ended September 30, 1994, as a result of the sale in June 1995, of the Property in Little Canada, Minnesota, and the Partnership's writing off as uncollectible rent receivable amounts relating to the Property. This decrease was partially offset by an increase of approximately $9,800 during the quarter and nine months ended September 30, 1995, in rental income due to the reinvestment of a portion of the net sales proceeds in a Property in Broken Arrow, Oklahoma, in August 1995.

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

      DATED this 28th day of February, 1996.

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