Form 10-K405
period 1995-12-31
CNL INCOME FUND VI LTD
filed 1996-04-01
CIK 837986

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549
                                   FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended         December 31, 1995
                                    ---------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                  to
                                      ------------------  -----------------


                        Commission file number  0-19144

                           CNL INCOME FUND VI, LTD.
            (Exact name of registrant as specified in its charter)

                 Florida                            59-2922954
     (State or other jurisdiction of   (I.R.S. Employer Identification No.)
      incorporation or organization)

                       400 East South Street, Suite 500
                            Orlando, Florida  32801
         (Address of principal executive offices, including zip code)

      Registrant's telephone number, including area code:  (407) 422-1574

          Securities registered pursuant to Section 12(b) of the Act:

           Title of each class:        Name of exchange on which registered:
                   None                           Not Applicable

         Securities registered pursuant to Section 12(g) of the Act:

             Units of limited partnership interest ($500 per Unit)
                               (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days:  Yes      X      No
                                                    -----------    ------------

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

      Aggregate market value of the voting stock held by nonaffiliates of the registrant: The registrant registered an offering of units of limited partnership interest (the "Units") on Form S-11 under the Securities Act of 1933, as amended. Since no established market for such Units exists, there is no market value for such Units. Each Unit was originally sold at $500 per Unit.

                     DOCUMENTS INCORPORATED BY REFERENCE:
                                     None




                                    PART I


ITEM 1.  BUSINESS

      CNL Income Fund VI, Ltd. (the "Registrant" or the "Partnership") is a limited partnership which was organized pursuant to the laws of the State of Florida on August 17, 1988. The general partners of the Partnership are Robert A. Bourne, James M. Seneff, Jr. and CNL Realty Corporation, a Florida corporation (the "General Partners"). Beginning on June 8, 1989, the Partnership offered for sale up to $35,000,000 in limited partnership interests (the "Units") (70,000 Units at $500 per Unit) pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended, effective December 16, 1988. The offering terminated on January 22, 1990, at which date the maximum offering proceeds of $35,000,000 had been received from investors who were admitted to the Partnership as limited partners (the "Limited Partners").

      The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of selected national and regional fast-food and family-style restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $30,975,000, and were used to acquire 42 Properties, including interests in four Properties owned by joint ventures in which the Partnership is a co-venturer. During the year ended December 31, 1994, the Partnership sold its Properties in Batesville and Heber Springs, Arkansas, to the tenant and reinvested the net sales proceeds in a Jack in the Box Property in Dallas, Texas, and a Jack in the Box Property in Yuma, Arizona, which is owned as tenants-in-common with an affiliate of the General Partners. During the year ended December 31,1995, the Partnership sold its Property in Little Canada, Minnesota, and reinvested the majority of the net sales proceeds in a Denny's Property in Broken Arrow, Oklahoma. As a result of the above transactions, as of December 31, 1995, the Partnership owned 42 Properties, including interests in four Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with an affiliate as tenants-in-common. During January 1996, the Partnership reinvested the remaining net sales proceeds from the sale of the Property in Little Canada, Minnesota, in a Golden Corral Property located in Clinton, North Carolina, with affiliates of the General Partners as tenants-in-common. Generally, the Properties are leased on a triple-net basis with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities.

      The Partnership will hold its Properties until the General Partners determine that the sale or other disposition of the Properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell Properties, the General Partners will consider factors such as potential capital appreciation, net cash flow and federal income tax considerations. Certain lessees also have been granted options to purchase Properties, generally at the Property's then fair market value after a specified portion of the lease term has elapsed. In general, the General Partners plan to seek the sale of some of the Properties commencing seven to 12 years after their acquisition. The Partnership has no obligation to sell all or any portion of a Property at any particular time, except as may be required under property or joint venture purchase options granted to certain lessees.

Leases

      Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership and the joint ventures in which the Partnership is a co-venturer provide for initial terms, ranging from five to 20 years (the average being 18 years), and expire between 1997 and 2015. All leases are on a triple-net basis, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $37,900 to $185,700. Generally, the leases provide for percentage rent, based on sales in excess of a specified amount. In addition, some of the leases provide that, commencing in the fourth to sixth lease year, the percentage rent will be an amount equal to the greater of the percentage rent calculated under the lease formula or a specified percentage (ranging from one to five percent) of the purchase price or gross sales.

      Generally, the leases of the Properties provide for two, three or four five-year renewal options subject to the same terms and conditions as the initial lease. Certain lessees also have been granted options to purchase Properties at the Property's then fair market value, or pursuant to a formula based on the original purchase price of the Property, after a specified portion of the lease term has elapsed.

      The leases also generally provide that, in the event the Partnership wishes to sell the Property subject to that lease, the Partnership first must offer the lessee the right to purchase the Property on the same terms and conditions, and for the same price, as any offer which the Partnership has received for the sale of the Property.

      During 1991, a restaurant on one of the Partnership's Properties, Captain D's in Chester, Pennsylvania, ceased operations. In September 1992, the tenant and a franchisee of a regional Restaurant Chain entered into a sublease agreement for this Property and operations of the restaurant resumed. During 1994, the franchisee ceased operations of the Property in Chester, Pennsylvania. The original tenant of the Property will continue to be responsible for complying with the lease terms. The Partnership has agreed to accept reduced rent for this Property and the Property leased by the same tenant in Orlando, Florida. The difference between the rent due on these Properties under the lease agreements and the rent collected for the period December 1, 1992 to December 31, 1995, has been deferred and will be payable at a later date in accordance with the agreement between the Partnership and the tenant. The Partnership and the tenant of these Properties have agreed to extend the period during which reduced rents are payable through March 31, 1996, with the deferred amounts payable at a later date. The General Partners do not expect these temporary rent reductions for these Properties to have a significant adverse effect on the Partnership's operations.

      Effective August 31, 1994, the tenant of the Property in Hermitage, Tennessee, elected to exercise its option to terminate its lease with the Partnership. In April 1995, the Partnership entered into a new lease for the Property in Hermitage, Tennessee, with an independent local operator. The Partnership incurred $25,646 in renovation costs for this Property. The new lease is for a term of ten years. The lease provides for lower annual base rent during the initial term of the lease, but provides for increases in base rent throughout the lease. No percentage rent is payable under the terms of this new lease.

      In August 1995, the Partnership reinvested the majority of the net sales proceeds from the sale of the Property in Little Canada, Minnesota, in a Denny's Property located in Broken Arrow, Oklahoma. The lease terms are substantially the same as the Partnership's other leases as described in the first three paragraphs of this section; however, this lease provides that, commencing in the sixth lease year and every five years thereafter, the annual base rent required under the terms of the lease will increase. The lease also provides for annual percentage rent of five percent of gross sales for each lease year minus the annual base rent for that lease year.

      In January 1996, the Partnership reinvested the remaining net sales proceeds from the sale of the Property in Little Canada, Minnesota, in a Golden Corral Property located in Clinton, North Carolina, with affiliates of the General Partners as tenants-in-common. The lease terms for this Property are substantially the same as the Partnership's other leases as described above in the first three paragraphs of this section.

Major Tenants

      During 1995, three lessees of the Partnership and its consolidated joint venture, Golden Corral Corporation, Restaurant Management Services, Inc. and Mid-America Corporation, each contributed more than ten percent of the Partnership's total rental income (including rental income from the Partnership's consolidated joint venture in which the Partnership is a co-venturer and the Partnership's share of the rental income from the three Properties owned by unconsolidated joint ventures and one Property owned with an affiliate as tenants-in-common). As of December 31, 1995, Golden Corral Corporation was the lessee under leases relating to four restaurants, Restaurant Management Services, Inc. was the lessee under leases relating to eight restaurants and Mid-America Corporation was the lessee under leases relating to four restaurants. It is anticipated that, based on the minimum rental payments required by the leases, Golden Corral Corporation, Restaurant Management Services, Inc. and Mid-America Corporation each will continue to contribute more than ten percent of the Partnership's total rental income in 1996 and subsequent years. In addition, three Restaurant Chains, Golden Corral Family Steakhouse Restaurants, Hardee's and Burger King, each accounted for more than ten percent of the Partnership's total rental income in 1995 (including the Partnership's consolidated joint venture and the Partnership's share of the rental income from the three Properties owned by unconsolidated joint ventures in which the Partnership is a co-venturer and one Property owned with an affiliate as tenants-in-common). In subsequent years, it is anticipated that these three Restaurant Chains each will continue to account for more than ten percent of the Partnership's total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income. No single tenant or group of affiliated tenants lease Properties with an aggregate carrying value, excluding acquisition fees and certain acquisition expenses, in excess of 20 percent of the total assets of the Partnership.

Joint Venture Arrangements

      The Partnership has entered into a joint venture arrangement, Caro Joint Venture, with an unaffiliated entity to purchase and hold one Property. In addition, the Partnership has entered into three separate joint venture arrangements, Auburn Joint Venture, Show Low Joint Venture and Asheville Joint Venture, with affiliates of the General Partners, to purchase and hold three Properties through such joint ventures. The joint venture arrangements provide for the Partnership and its joint venture partners to share in all costs and benefits associated with the joint venture in accordance with their respective percentage interests in the joint venture. The Partnership and its joint venture partners are jointly and severally liable for all debts, obligations and other liabilities of the joint venture.

      Each joint venture has an initial term of 20 years and, after the expiration of the initial term, continues in existence from year to year unless terminated at the option of either joint venturer or by an event of dissolution. Events of dissolution include the bankruptcy, insolvency or termination of any joint venturer, sale of the Property owned by the joint venture and mutual agreement of the Partnership and its joint venture partner to dissolve the joint venture.

      The Partnership has management control of Caro Joint Venture and shares management control equally with affiliates of the General Partners for Auburn Joint Venture, Show Low Joint Venture and Asheville Joint Venture. The joint venture agreements restrict each venturer's ability to sell, transfer or assign its joint venture interest without first offering it for sale to its joint venture partner, either upon such terms and conditions as to which the venturers may agree or, in the event the venturers cannot agree, on the same terms and conditions as any offer from a third party to purchase such joint venture interest.

      Net cash flow from operations of Auburn Joint Venture, Show Low Joint Venture, Caro Joint Venture and Asheville Joint Venture is distributed 3.9%, 36.0%, 66.0% and 14.0%, respectively, to the Partnership and the balance is distributed to each of the other joint venture partners in accordance with its respective percentage interest in the joint venture. Any liquidation proceeds, after paying joint venture debts and liabilities and funding reserves for contingent liabilities, will be distributed first to the joint venture partners with positive capital account balances in proportion to such balances until such balances equal zero, and thereafter in proportion to each joint venture partner's percentage interest in the joint venture.

      In addition to the above joint venture agreements, in July 1994, the Partnership entered into an agreement to hold a Jack in the Box Property as tenants-in-common with an affiliate of the General Partners. The agreement provides for the Partnership and the affiliate to share in the profits and losses of the Property in proportion to each co-venturer's percentage interest. The Partnership owns a 51.67% interest in this Property.

      In addition to the above joint venture agreements and the agreement to hold the Jack in the Box Property as tenants-in-common, in January 1996, the Partnership entered into an agreement to hold a Golden Corral Property as tenants-in-common with affiliates of the General Partners. The agreement provides for the Partnership and the affiliates to share in the profits and losses of the Property in proportion to each co-venturer's percentage interest. The Partnership owns a 17.74% interest in this Property.

Certain Management Services

      CNL Investment Company, an affiliate of the General Partners, provided certain services relating to management of the Partnership and its Properties pursuant to a management agreement with the Partnership through December 31, 1994. Under this agreement, CNL Investment Company was responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the Partnership in responding to tenant inquiries and notices and providing information to the Partnership about the status of the leases and the Properties. CNL Investment Company also assisted the General Partners in negotiating the leases. For these services, the Partnership had agreed to pay CNL Investment Company an annual fee of one percent of the sum of gross rental revenues from Properties wholly owned by the Partnership plus the Partnership's allocable share of gross revenues of joint ventures in which the Partnership is a co-venturer and the Property held as tenants-in-common with an affiliate, but not in excess of competitive fees for comparable services. Under the management agreement, the management fee is subordinated to receipt by the Limited Partners of an aggregate, ten percent, cumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return"), calculated in accordance with the Partnership's limited partnership agreement (the "Partnership Agreement").

      Effective January 1, 1995, certain officers and employees of CNL Investment Company became officers and employees of CNL Income Fund Advisors, Inc., an affiliate of the General Partners, and CNL Investment Company assigned its rights in, and its obligations under, the management agreement with the Partnership to CNL Income Fund Advisors, Inc. In addition, effective October 1, 1995, CNL Income Fund Advisors, Inc. assigned its rights in, and its obligations under, the management agreement with the Partnership to CNL Fund Advisors, Inc. All of the terms and conditions of the management agreement, including the payment of fees, as described above, remain unchanged.

      The management agreement continues until the Partnership no longer owns an interest in any Properties unless terminated at an earlier date upon 60 days' prior notice by either party.

Competition

      The fast-food and family-style restaurant business is characterized by intense competition. The restaurants on the Partnership's Properties compete with independently owned restaurants, restaurants which are part of local or regional chains, and restaurants in other well-known national chains, including those offering different types of food and service.

      At the time the Partnership elects to dispose of its Properties, other than as a result of the exercise of tenant options to purchase Properties, the Partnership will be in competition with other persons and entities to locate purchasers for its Properties.

Employees

      The Partnership has no employees. The officers of CNL Realty Corporation and the officers and employees of CNL Fund Advisors, Inc. perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Group, Inc., a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.


ITEM 2.  PROPERTIES

      As of December 31, 1995, the Partnership owned, either directly or through joint venture arrangements, 42 Properties located in 16 states. Reference is made to the Schedule of Real Estate and Accumulated Depreciation filed with this report for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

      Land. The Partnership's Property sites range from approximately 10,000 to 88,200 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

      Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 1,200 to 10,700 square feet. All buildings on Properties acquired by the Partnership are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations.

      Generally, a lessee is required, under the terms of its lease agreement, to make such capital expenditures as may be reasonably necessary to refurbish buildings, premises, signs and equipment so as to comply with the lessee's obligations, if applicable, under the franchise agreement to reflect the current commercial image of its Restaurant Chain. These capital expenditures are required to be paid by the lessee during the term of the lease.

      Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 1995 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

      Restaurant Management Services leases five Popeyes restaurants, one Shoney's restaurant, one Church's Fried Chicken restaurant and one other restaurant (formerly operated as a Captain D's). The initial term of each lease is 20 years (expiring between 2009 and 2010) and the average minimum base annual rent is approximately $61,600 (ranging from approximately $46,000 to $121,300).

      Golden Corral Corporation leases four Golden Corral restaurants. The initial term of each lease is 15 years (expiring between 2004 and 2005) and the average minimum base annual rent is approximately $169,100 (ranging from approximately $149,500 to $185,700).

      Mid-America Corporation leases four Burger King restaurants. The initial term of each lease is between 14 and 15 years (expiring between 2004 and 2006) and the average minimum base annual rent is approximately $99,400 (ranging from approximately $97,300 to $100,200).

      The General Partners consider the Properties to be well-maintained and sufficient for the Partnership's operations.


ITEM 3.  LEGAL PROCEEDINGS

      Neither the Partnership, nor its General Partners or any affiliate of the General Partners, nor any of their respective properties, is a party to, or subject to, any material pending legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.





                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      As of February 29, 1996, there were 2,995 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. Limited Partners who wish to sell their Units may offer the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wish to have their distributions used to acquire additional Units (to the extent Units are available for purchase), may do so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units.
The price paid for any Unit transferred pursuant to the Plan has been $475 per Unit. The price to be paid for any Unit transferred other than pursuant to the Plan is subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

      The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 1995 and 1994 other than pursuant to the Plan, net of commissions (which ranged from zero to 14.8 percent).

                                  1995 (1)               1994 (1)
                           ---------------------   ---------------------
                            High    Low  Average    High    Low  Average
                           ------  ----- -------   ------  ----- -------
      First Quarter          $500   $500    $500     $495   $460    $473
      Second Quarter          475    475     475      454    454     454
      Third Quarter           485    475     481      460    460     460
      Fourth Quarter          475    365     461      475    391     459

(1) A total of 1,203 and 574 Units were transferred other than pursuant to the Plan for the years ended December 31, 1995 and 1994, respectively.

      The capital contribution per Unit was $500. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

      For each of the years ended December 31, 1995 and 1994, the Partnership declared cash distributions of $3,150,000 to the Limited Partners. Distributions of $787,500 were declared at the close of each of the Partnership's calendar quarters during 1995 and 1994 to the Limited Partners. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive distributions on this basis. No amounts distributed to partners for the years ended December 31, 1995 and 1994, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date.

      The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions, for an annual fee.


ITEM 6.  SELECTED FINANCIAL DATA



                              1995         1994         1993         1992         1991
                          -----------  -----------  -----------  -----------  -----------
Year ended December 31:
   Revenues (1)           $ 3,438,286  $ 3,468,897  $ 3,635,782  $ 3,593,219  $ 3,407,355
   Net income (2)           2,861,381    3,095,028    2,955,692    2,886,502    2,701,934
   Cash distributions
     declared               3,150,000    3,150,000    3,150,000    3,150,000    3,150,000
   Net income per
     Unit (2)                   40.47        43.80        41.80        40.82        38.21
   Cash distributions
     declared
      per Unit                  45.00        45.00        45.00        45.00        45.00

At December 31:
   Total assets           $30,442,314  $30,754,999  $30,837,521  $30,271,003  $30,639,353
   Long-term obligations           -            -            -            -            -



(1) Revenues include equity in earnings of unconsolidated joint ventures and minority interest in income of the consolidated joint venture.

(2) Net income for the years ended December 31, 1995 and 1994, includes $103,283 and $332,664, respectively, from gains on sale of land and buildings. In addition, net income for the year ended December 31, 1995, includes $7,370 from a loss on sale of land and building.

      The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The Partnership was organized on August 17, 1988, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains. The leases are triple-net leases, with the lessee generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1995, the Partnership owned 42 Properties, either directly or indirectly through joint venture arrangements.

Liquidity and Capital Resources

      The Partnership's primary source of capital for the years ended December 31, 1995, 1994 and 1993, was cash from operations (which includes cash received from tenants, distributions from joint ventures and interest received, less cash paid for expenses). Cash from operations was $3,222,430, $3,253,674 and $3,194,686 for the years ended December 31, 1995, 1994 and
1993, respectively. The decrease in cash from operations during 1995, as compared to 1994, and the increase during 1994, as compared to 1993, are primarily a result of changes in income and expenses as discussed in "Results of Operations" below and changes in the Partnership's working capital during each of the respective years.

      Other sources and uses of capital included the following during the years ended December 31, 1995, 1994 and 1993.

      In May 1994, the Partnership sold its Properties in Batesville and
Heber Springs, Arkansas, for a total of $1,432,178 and received net sales proceeds of $1,429,481, resulting in a gain for financial reporting purposes of $332,664. These Properties were originally acquired by the Partnership in November 1989 and February 1990 and had a combined, total cost of approximately $1,148,100, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Properties for approximately $281,400 in excess of their original purchase prices. The sale of these Properties was structured to qualify as like-kind exchange transactions in accordance with Section 1031 of the Internal Revenue Code. As a result, no gain or loss was recognized for federal income tax purposes. Therefore, the Partnership was not required to distribute any of the net sales proceeds from the sale of these two Properties to the Limited Partners for the purposes of paying federal and state income taxes.

      In June 1994, the Partnership reinvested $846,596 of the net sales proceeds in a Jack in the Box Property in Dallas, Texas, that was under construction. Construction was completed in September 1994, and the Partnership funded additional construction costs of $134,308. In July 1994, the Partnership reinvested the remaining net sales proceeds in a Jack in the Box Property in Yuma, Arizona, as tenants-in-common with an affiliate of the General Partners.

      In April 1995, the Partnership entered into a new lease for its Property in Hermitage, Tennessee. In connection therewith, the Partnership incurred $25,646 in renovation costs and $16,500 in lease costs.

      In June 1995, the Partnership sold its Property in Little Canada, Minnesota, for $904,000 and received net sales proceeds of $899,503, resulting in a gain of $103,283 for financial reporting purposes. This Property was originally acquired by the Partnership in October 1989 and had a cost of approximately $823,900, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $75,600 in excess of its original purchase price. In August 1995, the Partnership reinvested $724,612 in a Property in Broken Arrow, Oklahoma. In addition, in August 1995, the Partnership sold a small parcel of vacant land adjacent to its Property in Orlando, Florida, for $7,500, resulting in a loss of $7,370 for financial reporting purposes. In connection therewith, the Partnership accepted a promissory note for $6,000. The promissory note is collateralized by a mortgage on the Property, bears interest at a rate of nine percent per annum and is being collected in six monthly installments of $1,026 through February 1996. The balance of this mortgage note receivable was $3,056 at December 31, 1995, including accrued interest of $23. As of February 29, 1996, the Partnership had collected all such amounts.

      In January 1996, the Partnership reinvested the remaining net sales proceeds from the sale of the Property in Little Canada, Minnesota, in a Golden Corral Property located in Clinton, North Carolina, with affiliates of the General Partners as tenants-in-common. In connection therewith, the Partnership and its affiliates entered into an agreement whereby each co-venturer will share in the profits and losses of the Property in proportion to its applicable percentage interest. The Partnership owns a 17.74% interest in this Property.

      Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At December 31, 1995, the Partnership had $1,120,999 invested in such short-term investments as compared to $926,481 at December 31, 1994. The increase in cash and cash equivalents during 1995, as compared to 1994, primarily is the result of a portion of the net sales proceeds from the sale of the Property in Little Canada, Minnesota, being held at December 31, 1995, pending the reinvestment of such proceeds in a Property as tenants-in-common with affiliates in January 1996. The funds remaining at December 31, 1995, after payment of distributions and other liabilities, will be used to invest in an additional Property as discussed above and to meet the Partnership's working capital and other needs.

      None of the Properties owned by the Partnership or the joint ventures in which the Partnership owns an interest is or may be encumbered. Under its Partnership Agreement, the Partnership is prohibited from borrowing for any purpose; provided, however, that the General Partners or their affiliates are entitled to reimbursement, at cost, for actual expenses incurred by the General Partners or their affiliates on behalf of the Partnership. Affiliates of the General Partners from time to time incur certain operating expenses on behalf of the Partnership for which the Partnership reimburses the affiliates without interest.

      During 1995, 1994 and 1993, affiliates of the General Partners, incurred on behalf of the Partnership $95,898, $87,733 and $130,172, respectively, for certain operating expenses. As of December 31, 1995, the Partnership owed $6,024 to affiliates for such amounts and accounting and administrative services. As of February 29, 1996, the Partnership had reimbursed the affiliates all such amounts. Other liabilities of the Partnership, including distributions payable, decreased to $822,187 at December 31, 1995, from $845,471 at December 31, 1994, primarily as the result of a decrease in rents paid in advance during the year ended December 31, 1995. The General Partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

      Based on cash from operations, the Partnership declared distributions to the Limited Partners of $3,150,000 for each of the years ended December 31, 1995, 1994 and 1993. This represents distributions of $45 per Unit for each of the years ended December 31, 1995, 1994 and 1993. The Partnership intends to continue to make distributions of cash available to the Limited Partners on a quarterly basis.

      The General Partners believe that the Properties are adequately covered by insurance. In addition, during 1995, the General Partners obtained contingent liability and property coverage for the Partnership. This insurance policy is intended to reduce the Partnership's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to cover a claim relating to the Property.

      The Partnership's investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. The General Partners believe that the leases will continue to generate cash flow in excess of operating expenses.

      Due to low operating expenses and ongoing cash flow, the General Partners do not believe that working capital reserves are necessary at this time. In addition, because the leases of the Partnership's Properties are on a triple-net basis, it is not anticipated that a permanent reserve for maintenance and repairs will be established at this time. To the extent, however, that the Partnership has insufficient funds for such purposes, the General Partners will contribute to the Partnership an aggregate amount of up to one percent of the offering proceeds for maintenance and repairs.

      The General Partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the operations of the Partnership.

Results of Operations

      During 1993, the Partnership owned and leased 38 wholly owned Properties, during 1994, the Partnership owned and leased 39 wholly owned Properties (including two Properties in Batesville and Heber Springs, Arkansas, which were sold in May 1994), and during 1995, the Partnership owned and leased 38 wholly owned Properties (including one Property in Little Canada, Minnesota, which was sold in June 1995). In addition, during 1995, 1994 and 1993, the Partnership was a co-venturer in four separate joint ventures that each owned and lease one Property, and during 1995 and 1994, the Partnership owned and leased one Property with an affiliate as tenants-in-common. As of December 31, 1995, the Partnership owned, either directly, as tenants-in-common with an affiliate, or through joint venture arrangements, 42 Properties which are, in general, subject to long-term, triple-net leases.
The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $37,900 to $185,700. Generally, the leases provide for percentage rent based on sales in excess of a specified amount. In addition, some of the leases provide that, commencing in the fourth to sixth lease year, the percentage rent will be an amount equal to the greater of the percentage rent calculated under the lease formula or a specified percentage (ranging from one to five percent) of the purchase price or gross sales. For further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item 2. Properties, respectively.

      During the years ended December 31, 1995, 1994 and 1993, the
Partnership and its consolidated joint venture, Caro Joint Venture, earned $3,207,860, $3,235,244 and $3,415,366, respectively, in rental income from operating leases and earned income from direct financing leases. Rental and earned income decreased approximately $83,600 during the year ended December 31, 1995, as compared to 1994, as a result of the sale in June 1995, of the Property in Little Canada, Minnesota, and the Partnership's writing off as uncollectible rent receivable amounts relating to this Property. During 1994, the Partnership had also established an allowance for doubtful accounts of approximately $8,300 relating to this Property. The decrease during 1995, was partially offset by an increase of approximately $33,400 in rental income due to the reinvestment of a portion of the net sales proceeds in a Property in Broken Arrow, Oklahoma, in August 1995.

      In addition, rental and earned income was reduced by approximately $56,200 and $86,000 for the years ended December 31, 1995 and 1994, respectively, as a result of the sale of the Properties in Batesville and Heber Springs, Arkansas, in May 1994. However, the decrease was partially offset by an increase of approximately $51,800 and $58,100 during the years ended December 31, 1995 and 1994, respectively, in rental income due to the reinvestment of a portion of the net sales proceeds in a Property in Dallas, Texas, in June 1994.

      Rental and earned income also decreased in 1995 and 1994, each as compared to the prior year, approxi-mately $51,700 and $38,600, respectively, as a result of the fact that the tenant of the Property in Hermitage, Tennessee, elected to exercise its option to terminate its lease with the Partnership effective August 31, 1994, and the fact that the Partnership had established an allowance for doubtful accounts for rent receivable amounts relating to this Property. This decrease in rental and earned income was partially offset by an increase of approximately $48,500 during 1995, due to the fact that in April 1995, the Partnership entered into a new lease for this Property, for which rent commenced in June 1995.

      In addition, rental and earned income during 1995 and 1994, was affected by the fact that in 1994, the Partnership established an allowance for doubtful accounts for approximately $90,400 for rent and other amounts relating to the Properties in Chester, Pennsylvania, and Orlando, Florida.
The Partnership increased the allowance for doubtful accounts by approximately $57,800 for rent and other amounts relating to these Properties during 1995. Since December 1992, the Partnership has made certain rent concessions for the Properties in Chester, Pennsylvania, and Orlando, Florida, whereby the difference between rent due on these Properties under the lease agreements and the rent collected for the period December 31, 1992 to December 31, 1995, was deferred and will be payable at a later date in accordance with the agreement between the Partnership and the tenant, as described above in Item 1.
Business - Leases. The General Partners do not expect that these reductions will have a significant adverse effect on Partnership operations and the tenant remains responsible for the payment of these amounts; however, due to the current financial difficulties the tenant is experiencing, the General Partners believe collection of these amounts is doubtful. The Partnership will continue to pursue the collection of such amounts and will record such amounts as income if collected.

      For the years ended December 31, 1995, 1994 and 1993, the Partnership also earned $115,946, $150,372 and $170,900, respectively, in contingent rental income. The decrease in contingent rental income during 1995, as compared to 1994, is primarily attributable to decreases in gross sales relating to certain Properties. The decrease in contingent rental income during 1994, as compared to 1993, is primarily the result of the Partnership's establishing an allowance for doubtful accounts of $12,800 in 1994 for contingent rental amounts relating to the Property in Little Canada, Minnesota. The Partnership wrote-off this amount, as well as current year amounts, as uncollectible in 1995 as a result of the sale of this Property, as discussed above. In addition, contingent rental income decreased in 1994, as compared to 1993, as a result of the Partnership's sale of the Property in Batesville, Arkansas, and decreases in gross sales relating to certain Properties.

      For the years ended December 31, 1995, 1994 and 1993, the Partnership earned $83,483, $70,499 and $44,350, respectively, attributable to net income earned by unconsolidated joint ventures in which the Partnership is a co-venturer. The increase in net income earned by unconsolidated joint ventures in 1995 and 1994, as compared to prior years, is primarily attributable to the acquisition in July 1994 of a Property with an affiliate of the General Partners as tenants-in-common, which is included in equity in earnings of unconsolidated joint ventures.

      In January 1996, the Partnership reinvested the remaining net sales proceeds it received from the sale of the Property in Little Canada, Minnesota, in a Property in Clinton, North Carolina, with affiliates as tenants-in-common. In connection therewith, the Partnership and its affiliates will share the profits and losses of the Property in proportion to each co-venturer's interest. The Partnership has a 17.74% interest in this Property. Therefore, the General Partners expect net income earned by joint ventures to increase in 1996 and subsequent years.

      During the years ended December 31, 1995, 1994 and 1993, three of the Partnership's lessees, Golden Corral Corporation, Restaurant Management Services, Inc. and Mid-America Corporation, each contributed more than ten percent of the Partnership's total rental income (including rental income from the Partnership's consolidated joint venture and the Partnership's share of the rental income from the three Properties owned by unconsolidated joint ventures in which the Partnership is a co-venturer and one Property owned with an affiliate as tenants-in-common). As of December 31, 1995, Golden Corral Corporation was the lessee under leases relating to four restaurants, Restaurant Management Services, Inc. was the lessee under leases relating to eight restaurants and Mid-America Corporation was the lessee under leases relating to four restaurants. It is anticipated that, based on the minimum annual rental payments required by the leases, Golden Corral Corporation, Restaurant Management Services, Inc. and Mid-America Corporation each will continue to contribute more than ten percent of the Partnership's total rental income during 1996 and subsequent years. In addition, three Restaurant Chains, Golden Corral Family Steakhouse Restaurants, Hardee's and Burger King, each accounted for more than ten percent of the Partnership's total rental income in 1995, 1994 and 1993 (including the Partnership's consolidated joint venture and the Partnership's share of the rental income from the three Properties owned by unconsolidated joint ventures in which the Partnership is a co-venturer and one Property owned with an affiliate as tenants-in-common). In subsequent years, it is anticipated that these three Restaurant Chains each will continue to account for more than ten percent of the Partnership's total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income.

      Operating expenses, including depreciation and amortization expense, were $672,818, $706,533 and $680,090 for the years ended December 31, 1995,
1994 and 1993, respectively. The decrease in operating expenses in 1995, and the increase in 1994, each as compared to the prior year, is primarily attributable to the Partnership's establishing an allowance for doubtful accounts of approximately $43,400 for amounts previously recorded as income relating to the Properties in Chester, Pennsylvania, and Little Canada, Minnesota, during the year ended December 31, 1994.

      In addition, operating expenses were affected during 1994, as a result of the fact that the tenant of the Property in Hermitage, Tennessee, elected to exercise its option to terminate its lease with the Partnership, effective August 31, 1994. In connection therewith, the Partnership expensed approximately $9,600 in unamortized lease costs relating to this lease and incurred certain expenses relating to this Property, such as real estate taxes, during the year ended December 31, 1994. In April 1995, the Partnership entered into a new lease for this Property, as discussed in
Item 1.  Business - Leases.

      The decrease in operating expenses for the year ended December 31, 1995, as compared to 1994, was partially offset by an increase in (i) accounting and administrative expenses associated with operating the Partnership and its Properties and (ii) insurance expenses as a result of the General Partners' obtaining contingent liability and property coverage for the Partnership as discussed above in "Liquidity and Capital Resources." The increase in operating expenses in 1994, as compared to 1993, was partially offset by a decrease in administrative expenses associated with both the processing services provided for investors and a decrease in mailings to investors during 1994.

      As a result of the sale of the Property in Little Canada, Minnesota, as described above in "Liquidity and Capital Resources," the Partnership recognized a gain of $103,283, and as a result of the sale of a portion of the land of the Property in Orlando, Florida, the Partnership recognized a loss of $7,370, for the year ended December 31, 1995. In addition, as a result of the sale of the Properties in Batesville and Heber Springs, Arkansas, the Partnership recognized a gain of $332,664 for the year ended December 31, 1994. No Properties were sold during the year ended December 31, 1993.

      In March 1995, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Statement, which is effective for fiscal years beginning after December 15, 1995, requires that an entity review long-lived assets and certain identifiable intangibles, to be held and used, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Partnership will adopt this standard in 1996. The General Partners believe that adoption of this standard currently would not have had a material effect on the Partnership's financial position or results of operations.

      The Partnership's leases as of December 31, 1995, are triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Management expects that increases in restaurant sales volumes due to inflation and real sales growth should result in an increase in rental income over time. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the operating margins of the restaurants and on potential capital appreciation of the Properties.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA







                           CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)

                                   CONTENTS
                                   --------


                                                                    Page
                                                                    ----

Report of Independent Accountants                                    13

Financial Statements:

  Balance Sheets                                                     14

  Statements of Income                                               15

  Statements of Partners' Capital                                    16

  Statements of Cash Flows                                           17

  Notes to Financial Statements                                      20





                       Report of Independent Accountants
                       ---------------------------------



To the Partners
CNL Income Fund VI, Ltd.


We have audited the financial statements and the financial statement schedules of CNL Income Fund VI, Ltd. (a Florida limited partnership) listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CNL Income Fund VI, Ltd. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



                                 /s/Coopers & Lybrand L.L.P.


Orlando, Florida
January 20, 1996






                           CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)

                                BALANCE SHEETS
                                --------------


                                                         December 31,
            ASSETS                                   1995            1994
                                                  -----------     -----------

Land and buildings on operating
  leases, less accumulated
  depreciation                                    $22,610,686     $23,884,110
Net investment in direct financing
  leases                                            4,727,201       4,056,533
Investment in joint ventures                          867,708         880,156
Mortgage note receivable                                3,056              -
Cash and cash equivalents                           1,120,999         926,481
Receivables, less allowance for
  doubtful accounts of $194,409
  and $178,255                                         85,339         129,458
Prepaid expenses                                        5,250           3,208
Lease costs, less accumulated
  amortization of $1,801 and
  $895                                                 15,899             305
Accrued rental income, less
  allowance for doubtful accounts
  of $9,160 and $8,087                                979,445         848,017
Other assets                                           26,731          26,731
                                                  -----------     -----------

                                                  $30,442,314     $30,754,999
                                                  ===========     ===========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                  $    19,846     $     5,655
Accrued and escrowed real
  estate taxes payable                                 10,424          11,200
Due to related parties                                  6,024             115
Distributions payable                                 787,500         787,500
Rents paid in advance                                   4,417          41,116
                                                  -----------     -----------
    Total liabilities                                 828,211         845,586

Minority interest                                     153,337         160,028

Partners' capital                                  29,460,766      29,749,385
                                                  -----------     -----------

                                                  $30,442,314     $30,754,999
                                                  ===========     ===========

                See accompanying notes to financial statements.





                           CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)

                             STATEMENTS OF INCOME
                             --------------------


                                               Year Ended December 31,
                                           1995          1994         1993
                                        ----------    ----------   ----------

Revenues:
  Rental income from operating
    leases                              $2,738,218    $2,800,034   $2,923,762
  Earned income from direct
    financing leases                       469,642       435,210      491,604
  Contingent rental income                 115,946       150,372      170,900
  Interest and other income                 51,130        33,574       25,011
                                        ----------    ----------   ----------
                                         3,374,936     3,419,190    3,611,277
                                        ----------    ----------   ----------

Expenses:
  General operating and
    administrative                         147,902       107,152      118,538
  Professional services                     27,741        28,774       33,783
  Real estate taxes                             -          3,359          268
  Bad debt expense                              -         45,040           -
  State and other taxes                      6,789        11,962       10,784
  Depreciation and amortization            490,386       510,246      516,717
                                        ----------    ----------   ----------
                                           672,818       706,533      680,090
                                        ----------    ----------   ----------

Income Before Minority Interest
  in Income of Consolidated
  Joint Venture, Equity in
  Earnings of Unconsolidated
  Joint Ventures, Gain on
  Sale of Land and Buildings
  and Loss on Sale of Land               2,702,118     2,712,657    2,931,187

Minority Interest in Income of
  Consolidated Joint Venture               (20,133)      (20,792)     (19,845)

Equity in Earnings of Uncon-
  solidated Joint Ventures                  83,483        70,499       44,350

Gain on Sale of Land and Buildings         103,283       332,664           -

Loss on Sale of Land                        (7,370)           -            -
                                        ----------    ----------   ----------

Net Income                              $2,861,381    $3,095,028   $2,955,692
                                        ==========    ==========   ==========

Allocation of Net Income:
  General partners                      $   28,411    $   28,936   $   29,557
  Limited partners                       2,832,970     3,066,092    2,926,135
                                        ----------    ----------   ----------

                                        $2,861,381    $3,095,028   $2,955,692
                                        ==========    ==========   ==========

Net Income Per Limited Partner
  Unit                                  $    40.47    $    43.80   $    41.80
                                        ==========    ==========   ==========

Weighted Average Number of
  Limited Partner Units
  Outstanding                               70,000        70,000       70,000
                                        ==========    ==========   ==========


                See accompanying notes to financial statements.






                                          CNL INCOME FUND VI, LTD.
                                       (A Florida Limited Partnership)

                                       STATEMENTS OF PARTNERS' CAPITAL
                                       -------------------------------

                                Years Ended December 31, 1995, 1994 and 1993

                                General Partners                    LimitedPartners
                               ------------------   ----------------------------------------------------
                                          Accumu-                                  Accumu-
                               Contri-    lated       Contri-       Distri-        lated      Syndication
                               butions   Earnings     butions       butions       Earnings       Costs         Total
                               -------   --------   -----------  ------------   -----------   -----------   -----------
Balance, December 31, 1992      $1,000   $ 87,769   $35,000,000  $ (9,764,226)  $ 8,689,122   $(4,015,000)  $29,998,665

  Distributions to limited
    partners ($45.00 per
    limited partner unit)           -          -             -     (3,150,000)           -             -     (3,150,000)
  Net income                        -      29,557            -             -      2,926,135            -      2,955,692
                                ------   --------   -----------  ------------   -----------   -----------   -----------

Balance, December 31, 1993       1,000    117,326    35,000,000   (12,914,226)   11,615,257    (4,015,000)   29,804,357
  Distributions to limited
    partners ($45.00 per
    limited partner unit)           -          -             -     (3,150,000)           -             -     (3,150,000)
  Net income                        -      28,936            -             -      3,066,092            -      3,095,028
                                ------   --------   -----------  ------------   -----------   -----------   -----------

Balance, December 31, 1994       1,000    146,262    35,000,000   (16,064,226)   14,681,349    (4,015,000)   29,749,385

  Distributions to limited
    partners ($45.00 per
    limited partner unit)           -          -             -     (3,150,000)           -             -     (3,150,000)
  Net income                        -      28,411            -             -      2,832,970            -      2,861,381
                                ------   --------   -----------  ------------   -----------   -----------   -----------

Balance, December 31, 1995      $1,000   $174,673   $35,000,000  $(19,214,226)  $17,514,319   $(4,015,000)  $29,460,766
                                ======   ========   ===========  ============   ===========   ===========   ===========


                               See accompanying notes to financial statements.




                           CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                           ------------------------


                                              Year Ended December 31,
                                          1995          1994         1993
                                       -----------   -----------  -----------

Increase (Decrease) in Cash and
  Cash Equivalents:

    Cash Flows from Operating
      Activities:
        Cash received from tenants     $ 3,264,527   $ 3,297,916  $ 3,303,648
        Distributions from
          unconsolidated joint
          ventures                          95,931        80,796       50,382
        Cash paid for expenses            (181,153)     (149,971)    (174,648)
        Interest received                   43,125        24,933       15,304
                                       -----------   -----------  -----------
            Net cash provided by
              operating activities       3,222,430     3,253,674    3,194,686
                                       -----------   -----------  -----------

    Cash Flows from Investing
      Activities:
        Proceeds from sale of
          land and buildings               899,503     1,429,481           -
        Additions to land and
          buildings on operating
          leases                           (25,646)     (980,904)          -
        Investment in direct
          financing leases                (723,237)           -            -
        Investment in joint
          ventures                              -       (455,146)          -
        Collections on mortgage
          note receivable                    2,967            -            -
        Payment of lease costs              (3,300)       (1,500)      (3,600)
                                       -----------   -----------  -----------
            Net cash provided
              by (used in)
              investing activities         150,287        (8,069)      (3,600)
                                       -----------   -----------  -----------

    Cash Flows from Financing
      Activities:
        Reimbursement of acquisi-
          tion costs paid by
          related parties on
          behalf of the Part-
          nership                           (1,375)           -            -
        Distributions to limited
          partners                      (3,150,000)   (3,150,000)  (2,382,184)
        Distributions to holder
          of minority interest             (26,824)      (22,077)     (23,821)
                                       -----------   -----------  -----------
            Net cash used in
              financing activities      (3,178,199)   (3,172,077)  (2,406,005)
                                       -----------   -----------  -----------

Net Increase in Cash and Cash
  Equivalents                              194,518        73,528      785,081

Cash and Cash Equivalents at
  Beginning of Year                        926,481       852,953       67,872
                                       -----------   -----------  -----------

Cash and Cash Equivalents at
  End of Year                          $ 1,120,999   $   926,481  $   852,953
                                       ===========   ===========  ===========

Reconciliation of Net Income to
  Net Cash Provided by Operating
  Activities:

    Net income                         $ 2,861,381   $ 3,095,028  $ 2,955,692
                                       -----------   -----------  -----------
    Adjustments to reconcile net
      income to net cash provided
      by operating activities:
        Depreciation                       489,480       496,384      509,937
        Amortization                           906        13,862        6,780
        Minority interest in income
          of consolidated joint
          venture                           20,133        20,792       19,845
        Equity in earnings of
          unconsolidated joint
          ventures, net of
          distributions                     12,448        10,297        6,032
        Gain on sale of land and
          buildings                       (103,283)     (332,664)          -
        Loss on sale of land                 7,370            -            -
        Decrease (increase) in
          receivables                       44,096        73,209     (167,050)
        Decrease (increase) in
          prepaid expenses                  (2,042)          262       (3,470)
        Decrease in net investment
          in direct financing leases        53,944        48,202       42,891
        Increase in accrued rental
          income                          (131,428)     (169,433)    (176,557)
        Increase (decrease) in
          accounts payable and
          accrued expenses                     215         3,426       (9,448)
        Increase (decrease) in
          due to related parties             5,909            -           (76)
        Increase (decrease) in
          rents paid in advance
          and deposits                     (36,699)       (5,691)      10,110
                                       -----------   -----------  -----------
            Total adjustments              361,049       158,646      238,994
                                       -----------   -----------  -----------

Net Cash Provided by Operating
  Activities                           $ 3,222,430   $ 3,253,674  $ 3,194,686
                                       ===========   ===========  ===========

Supplemental Schedule of Non-Cash
  Investing and Financing
  Activities:

    Acquisition costs paid by
      affiliates on behalf of
      the Partnership                  $     1,375   $        -   $        -
                                       ===========   ===========  ===========

    Mortgage note accepted in
      connection with sale of
      land                             $     6,000   $        -   $        -
                                       ===========   ===========  ===========

    Lease costs payable reversed
      due to lease termination         $        -    $    24,000  $        -
                                       ===========   ===========  ===========

    Lease costs incurred and
      unpaid at December 31            $    13,200   $        -   $        -
                                       ===========   ===========  ===========

    Distributions declared and
      unpaid at December 31            $   787,500   $   787,500  $   787,500
                                       ===========   ===========  ===========



                See accompanying notes to financial statements.




                           CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                 Years Ended December 31, 1995, 1994 and 1993


1.    Significant Accounting Policies:
      -------------------------------

      Organization and Nature of Business - CNL Income Fund VI, Ltd. (the "Partnership") is a Florida limited partnership that was organized for the purpose of acquiring both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food and family-style restaurant chains.

      The general partners of the Partnership are CNL Realty Corporation (the "Corporate General Partner"), James M. Seneff, Jr. and Robert A. Bourne. Mr. Seneff and Mr. Bourne are also 50 percent shareholders of the Corporate General Partner. The general partners have responsibility for managing the day-to-day operations of the Partnership.

      Land and Buildings on Operating Leases - Land and buildings on operating leases are stated at cost. Buildings are depreciated using the straight-line method over their estimated useful lives of 30 years.
      When properties are sold, the related cost and accumulated depreciation are removed from the accounts and gains or losses from sales are reflected in income in accordance with Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate." The properties will be written down to net realizable value in the event the general partners believe that the undepreciated cost cannot be recovered through operations. The general partners determine whether an impairment in value has occurred by comparing the estimated undiscounted future cash flows with the carrying cost of the individual properties.

      Lease Accounting and Rental Income - Land and buildings are leased to others on a triple-net lease basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs.

      The leases are accounted for using either the direct financing or the operating method. Such methods are described below:

            Direct financing method - Leases accounted for using the direct financing method are recorded at their net investment (Note 4). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodic rate of return on the Partnership's net investment in the lease.

            Operating method - Land and buildings are recorded at cost, revenue is recognized as rentals are earned and depreciation is charged to operations as incurred. When scheduled rentals vary during the lease term, income is recognized on a straight-line basis over the lease term so as to produce a constant periodic rent. Accrued rental income is the aggregate difference between the scheduled rents which vary during the lease term and the income recognized on a straight-line basis.

      When the collection of amounts recorded as rental or other income is considered to be doubtful, an adjustment is made to increase the allowance for doubtful accounts, which is netted against receivables and accrued rental income, and to decrease rental or other income or increase bad debt expense for the current period, although the Partnership continues to pursue collection of such amounts. If amounts are subsequently determined to be uncollectible, the corresponding receivable and allowance for doubtful accounts are decreased accordingly.

      Investment in Joint Ventures - The Partnership accounts for its 66 percent interest in Caro Joint Venture, a Florida general partnership, using the consolidation method. Minority interest represents the minority joint venture partner's proportionate share of equity in the Partnership's consolidated joint venture. All significant intercompany accounts and transactions have been eliminated.

      The Partnership's investments in Auburn Joint Venture, Show Low Joint Venture, Asheville Joint Venture and a property in Yuma, Arizona, held as tenants-in-common with an affiliate are accounted for using the equity method since the Partnership shares control with affiliates which have the same general partners.

      Cash and Cash Equivalents - The Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks, money market funds and overnight repurchase agreements backed by government securities. Cash equivalents are stated at cost plus accrued interest, which approximates market value.

      Cash accounts maintained on behalf of the Partnership in demand deposits at commercial banks and money market funds may exceed federally insured levels; however, the Partnership has not experienced any losses in such accounts. The Partnership limits investment of temporary cash investments to financial institutions with high credit standing; therefore, the Part-nership believes it is not exposed to any significant credit risk on cash and cash equivalents.

      Lease Costs - Brokerage fees and lease incentive costs incurred in finding new tenants and negotiating new leases for the Partnership's properties are amortized over the terms of the new leases using the straight-line method.

      Income Taxes - Under Section 701 of the Internal Revenue Code, all income, expenses and tax credit items flow through to the partners for tax purposes. Therefore, no provision for federal income taxes is provided in the accompanying financial statements. The Partnership is subject to certain state taxes on its income and property.

      Additionally, for tax purposes, syndication costs are included in Partnership equity and in the basis of each partner's investment. For financial reporting purposes, syndication costs are netted against partners' capital and represent a reduction of Partnership equity and a reduction in the basis of each partner's investment.

      Use of Estimates - The general partners of the Partnership have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

      Reclassification - Certain items in the prior years' financial statements have been reclassified to conform to 1995 presentation. These reclassifications had no effect on partners' capital or net income.

      New Accounting Standard - In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Statement, which is effective for fiscal years beginning after December 15, 1995, requires that an entity review long-lived assets and certain identifiable intangibles, to be held and used, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Partnership will adopt this standard in 1996. The general partners believe that adoption of this standard currently would not have had a material effect on the Partnership's financial position or results of operations.

2.    Leases:
      ------

      The Partnership leases its land and buildings primarily to operators of national and regional fast-food and family-style restaurants. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." The leases generally are classified as operating leases; however, nine leases have been classified as direct financing leases. For the leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while the land portions of four of these leases are operating leases. Substantially all leases are for 15 to 20 years and provide for minimum and contingent rentals. In addition, the tenant pays all property taxes and assessments, fully maintains the interior and exterior of the building and carries insurance coverage for public liability, property damage, fire and extended coverage. The lease options generally allow tenants to renew the leases for two to four successive five-year periods subject to the same terms and conditions as the initial lease. Most leases also allow the tenant to purchase the property at fair market value after a specified portion of the lease has elapsed.

3.    Land and Buildings on Operating Leases:
      --------------------------------------

      Land and buildings on operating leases consisted of the following at December 31:

                                                1995            1994
                                             -----------     -----------

            Land                             $10,880,540     $11,344,080
            Buildings                         14,447,892      14,847,755
                                             -----------     -----------
                                              25,328,432      26,191,835
            Less accumulated
              depreciation                    (2,717,746)     (2,307,725)
                                             -----------     -----------

                                             $22,610,686     $23,884,110
                                             ===========     ===========

      In May 1994, the Partnership sold its properties in Batesville and Heber Springs, Arkansas, for a total of $1,432,178 and received net sales proceeds of $1,429,481, resulting in a gain of $332,664 for financial reporting purposes. These properties were originally acquired by the Partnership in November 1989 and February 1990 and had a combined, total cost of approximately $1,148,100, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the properties for approximately $281,400 in excess of their original purchase price. The Partnership reinvested $980,904 of the net sales proceeds in a property in Dallas, Texas.

      In June 1995, the Partnership sold its property in Little Canada, Minnesota, for $904,000 and received net sales proceeds of $899,503, resulting in a gain of $103,283 for financial reporting purposes. This property was originally acquired by the Partnership in October 1989 and had a cost of approximately $823,900, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the property for approximately $75,600 in excess of its original purchase price. In August 1995, the Partnership reinvested $724,612 of the net sales proceeds in a property in Broken Arrow, Oklahoma. Also, in August 1995, the Partnership sold a small parcel of vacant land adjacent to its property in Orlando, Florida, for $7,500, resulting in a loss of $7,370 for financial reporting purposes. In connection therewith, the Partnership accepted a promissory note for $6,000 (Note 6).

      Some leases provide for escalating guaranteed minimum rents throughout the lease terms. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 1995, 1994 and 1993, the Partnership recognized $131,428, $169,433 and $176,557, respectively, of such rental income.

      The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 1995:

            1996                                             $ 2,620,254
            1997                                               2,625,687
            1998                                               2,580,226
            1999                                               2,583,081
            2000                                               2,708,570
            Thereafter                                        19,133,695
                                                             -----------

                                                             $32,251,513
                                                             ===========

4.    Net Investment in Direct Financing Leases:
      -----------------------------------------

      The following lists the components of the net investment in direct financing leases at December 31:

                                                 1995            1994
                                             -----------     -----------

            Minimum lease payments
              receivable                     $ 9,577,697     $ 8,303,682
            Estimated residual
              values                           1,704,299       1,399,666
            Less unearned income              (6,554,795)     (5,646,815)
                                             -----------     -----------

            Net investment in direct
              financing leases               $ 4,727,201     $ 4,056,533
                                             ===========     ===========

      The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 1995:

            1996                                              $  622,269
            1997                                                 622,269
            1998                                                 622,269
            1999                                                 622,269
            2000                                                 624,409
            Thereafter                                         6,464,212
                                                              ----------

                                                              $9,577,697
                                                              ==========

5.    Investment in Joint Ventures:
      ----------------------------

      The Partnership has a 3.9%, a 36 percent and a 14 percent interest in the profits and losses of Auburn Joint Venture, Show Low Joint Venture and Asheville Joint Venture, respectively. The remaining interests in these joint ventures are held by affiliates of the Partnership which have the same general partners.

      In July 1994, the Partnership acquired a property in Yuma, Arizona, with an affiliate of the Partnership that has the same general partners, as tenants-in-common. The total cost of the property was $881,033, of which the Partnership contributed $455,146, or 51.67%. The Partnership accounts for its investment in this property using the equity method since the Partnership shares control with an affiliate. Amounts relating to its investment are included in investment in joint ventures.

      Auburn Joint Venture, Show Low Joint Venture, Asheville Joint Venture, and the Partnership and an affiliate as tenants-in-common, each own and lease one property to an operator of national fast-food and family-style restaurants. The following presents the combined, condensed financial information for the joint ventures and the property held as tenants-in-common with an affiliate at December 31:

                                                 1995            1994
                                              ----------      ----------

            Land and buildings on
              operating leases,
              less accumulated
              depreciation                    $2,726,011      $2,782,732
            Net investment in direct
              financing lease                    408,936         415,189
            Cash                                   1,950           2,228
            Receivables                           18,298          17,996
            Accrued rental income                170,695         140,203
            Other assets                          47,283          50,383
            Liabilities                            2,208           9,280
            Partners' capital                  3,370,965       3,399,451
            Revenues                             432,218         394,156
            Net income                           363,865         339,911

      The Partnership recognized income totalling $83,483, $70,499 and $44,350 for the years ended December 31, 1995, 1994 and 1993, respectively, from these joint ventures and the property held as tenants-in-common with an affiliate.

6.    Mortgage Note Receivable:
      ------------------------

      In connection with the sale of a small parcel of vacant land adjacent to the property in Orlando, Florida, the Partnership accepted a promissory note, collateralized by a mortgage on the Property, for $6,000. The promissory note bears interest at a rate of nine percent per annum and is being collected in six monthly installments of $1,026 through February 1996. Mortgage note receivable includes $3,056 of such amounts, including accrued interest of $23 at December 31, 1995.

7.    Allocations and Distributions:
      -----------------------------

      All net income and net losses of the Partnership, excluding gains and losses from the sale of properties, are allocated 99 percent to the limited partners and one percent to the general partners. Distributions of net cash flow are made 99 percent to the limited partners and one percent to the general partners; provided, however, that the one percent of net cash flow to be distributed to the general partners is subordinated to receipt by the limited partners of an aggregate, ten percent, cumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return").

      Generally, net sales proceeds from the sale of properties, to the extent distributed, will be distributed first to the limited partners in an amount sufficient to provide them with their 10% Preferred Return, plus the return of their adjusted capital contributions. The general partners will then receive, to the extent previously subordinated and unpaid, a one percent interest in all prior distributions of net cash flow and a return of their capital contributions. Any remaining sales proceeds will be distributed 95 percent to the limited partners and five percent to the general partners. Any gain from the sale of a property is, in general, allocated in the same manner as net sales proceeds are distributable. Any loss from the sale of a property is, in general, allocated first, on a pro rata basis, to partners with positive balances in their capital accounts; and thereafter, 95 percent to the limited partners and five percent to the general partners.

      During each of the years ended December 31, 1995, 1994 and 1993, the Partnership declared distributions to the limited partners of $3,150,000. No distributions have been made to the general partners to date.

8.    Income Taxes:
      ------------

      The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                         1995        1994        1993
                                      ----------  ----------  ----------

            Net income for financial
              reporting purposes      $2,861,381  $3,095,028  $2,955,692

            Depreciation for tax
              reporting purposes
              in excess of depreci-
              ation for financial
              reporting purposes         (94,987)    (92,651)    (94,046)

            Direct financing leases
              recorded as operating
              leases for tax
              reporting purposes          53,944      48,202      42,891

            Gain and loss on sale of
              land and buildings for
              financial reporting
              purposes in excess of
              gain and loss on sale
              for tax reporting
              purposes                    (2,914)   (332,664)         -

            Equity in earnings of
              unconsolidated joint
              ventures for tax
              reporting purposes
              less than equity in
              earnings of uncon-
              solidated joint
              ventures for finan-
              cial reporting
              purposes                    (5,299)     (3,031)     (4,032)

            Allowance for doubtful
              accounts                    16,154     178,255          -

            Accrued rental income       (131,428)   (169,433)   (176,557)

            Rents paid in advance        (36,699)      1,309       8,915

            Minority interest in
              timing differences
              of consolidated
              joint venture                 (200)       (200)       (200)
                                      ----------  ----------  ----------

            Net income for federal
              income tax purposes     $2,659,952  $2,724,815  $2,732,663
                                      ==========  ==========  ==========

9.    Related Party Transactions:
      --------------------------

      One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Group, Inc., the parent company of CNL Investment Company and CNL Fund Advisors, Inc. The other individual general partner, Robert A. Bourne, is the president of CNL Investment Company and CNL Fund Advisors, Inc. CNL Income Fund Advisors, Inc. was a wholly owned subsidiary of CNL Group, Inc. until its merger, effective January 1, 1996, with CNL Fund Advisors, Inc. During the years ended December 31, 1995, 1994 and 1993, CNL Investment Company, CNL Income Fund Advisors, Inc. and CNL Fund Advisors, Inc. (hereinafter referred to collectively as the "Affiliates") each performed certain services for the Partnership, as described below.

      During the years ended December 31, 1995, 1994 and 1993, certain Affiliates acted as manager of the Partnership's properties pursuant to a management agreement with the Partnership. In connection therewith, the Partnership agreed to pay the Affiliates a management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures and the property held as tenants-in-common with an affiliate, but not in excess of competitive fees for comparable services. These fees are payable only after the limited partners receive their 10% Preferred Return. Due to the subordinated nature of these fees, no management fees have been incurred since inception.

      Certain Affiliates are also entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Affiliates provide a substantial amount of services in connection with the sale. In addition, the real estate disposition fee is subordinated to receipt by the limited partners of their aggregate 10% Preferred Return, plus their adjusted capital contributions. No deferred, subordinated real estate disposition fees have been incurred since inception.

      During the years ended December 31, 1995, 1994 and 1993, Affiliates provided accounting and administrative services to the Partnership on a day-to-day basis. The Partnership incurred $81,847, $49,761 and $40,130 for the years ended December 31, 1995, 1994 and 1993, respectively, for such services.

      During 1994, the Partnership and an affiliate of the general partners acquired a property as tenants-in-common for a purchase price of $881,033 (of which the Partnership contributed $455,146 or 51.67%) from CNL South Corp., an affiliate of the general partners. CNL South Corp. had purchased and temporarily held title to this property in order to facilitate the acquisition of the property by the Partnership and the affiliate. The purchase price paid by the Partnership and the affiliate represented the costs incurred by CNL South Corp. to acquire and carry the property, including closing costs.

      The due to related parties consisted of the following at December 31:

                                                       1995        1994
                                                      ------      ------

            Due to Affiliates:
              Expenditures incurred on
                behalf of the Partnership             $2,129      $   -
              Accounting and administrative
                services                               3,895         115
                                                      ------      ------

                                                      $6,024      $  115
                                                      ======      ======

10.   Concentration of Credit Risk:
      ----------------------------

      The following schedule presents total rental and earned income from individual lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures and the property held as tenants-in-common with an affiliate), for the years ended December 31:

                                          1995        1994        1993
                                        --------    --------    --------

            Golden Corral
              Corporation               $725,908    $747,050    $769,429
            Restaurant Manage-
              ment Services, Inc.        440,987     401,460     489,245
            Mid-America
              Corporation                439,519     439,519     439,519

      In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures and the property held as tenants-in-common with an affiliate), for the years ended December 31:

                                          1995        1994        1993
                                        --------    --------    --------

            Golden Corral
              Family Steakhouse
              Restaurants               $725,908    $747,050    $769,429
            Burger King                  455,820     455,820     455,820
            Hardee's                     431,465     576,633     697,717

      Although the Partnership's properties are geographically diverse and the Partnership's lessees operate a variety of restaurant concepts, failure of any one of these lessees or restaurant chains could significantly impact the results of operations of the Partnership. However, the general partners believe that the risk of such a default is reduced due to the essential or important nature of these properties for the on-going operations of the lessees.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.



                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The General Partners of the Registrant are James M. Seneff, Jr., Robert
A. Bourne and CNL Realty Corporation, a Florida corporation. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The Partnership has available to it the services, personnel and experience of CNL Investment Company, CNL Fund Advisors, Inc., and CNL Group, Inc. and its affiliates, all of which are affiliates of the General Partners. In addition, during 1995, the Partnership had available to it the services, personnel and experience of CNL Income Fund Advisors, Inc., prior to its merger with CNL Fund Advisors, Inc. effective January 1, 1996.

      James M. Seneff, Jr., age 49, is a principal stockholder of CNL Group, Inc., a diversified real estate company, and has served as its Chairman of the Board of Directors and Chief Executive Officer since its formation in 1973. CNL Group, Inc. is the parent company of CNL Securities Corp., CNL Investment Company, CNL Fund Advisors, Inc., and prior to its merger with CNL Fund Advisors, Inc., effective January 1, 1996, CNL Income Fund Advisors, Inc. Mr. Seneff has been a director and registered principal of CNL Securities Corp., which served as the managing dealer in the Partnership's offering of Units, since its formation in 1979. Mr. Seneff also has held the position of President and a director of CNL Management Company, a registered investment advisor, since its formation in 1976, has served as Chairman of the Board and Chief Executive Officer of CNL Investment Company and Chief Executive Officer and Chairman of the Board of Commercial Net Lease Realty, Inc. since 1992, has served as Chairman of the Board and Chief Executive Officer of CNL Realty Advisors, Inc. since its inception in 1991, served as Chairman of the Board and Chief Executive Officer of CNL Income Fund Advisors, Inc. since its inception in 1994 through December 31, 1995, has served as Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc. since its inception in 1994, and has held the position of Chief Executive Officer and a director of CNL Institutional Advisors, Inc., a registered investment advisor, since its inception in 1990. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more than $40 billion of retirement funds. Since 1971, Mr. Seneff has been active in the acquisition, development and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or joint venturer in approximately 100 real estate ventures involved in the financing, acquisition, construction and rental of office buildings, apartment complexes, restaurants, hotels and other real estate. Included in these 100 real estate ventures are approximately 57 privately offered real estate limited partnerships in which Mr. Seneff, directly or through an affiliated entity, serves or has served as a general partner. Also included are CNL Income Fund, Ltd., CNL Income Fund II, Ltd., CNL Income Fund III, Ltd., CNL Income Fund IV, Ltd., CNL Income Fund V, Ltd., CNL Income Fund VII, Ltd., CNL Income Fund VIII, Ltd., CNL Income Fund IX, Ltd., CNL Income Fund X, Ltd., CNL Income Fund XI, Ltd., CNL Income Fund XII, Ltd., CNL Income Fund XIII, Ltd., CNL Income Fund XIV, Ltd., CNL Income Fund XV, Ltd., CNL Income Fund XVI, Ltd., CNL Income Fund XVII, Ltd. and CNL Income Fund XVIII, Ltd. (the "CNL Income Fund Partnerships"), public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Seneff serves as a general partner. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

      Robert A. Bourne, age 48, is President and Treasurer of CNL Group, Inc., President, a director and a registered principal of CNL Securities Corp., President and a director of CNL Investment Company, CNL Fund Advisors, Inc., and prior to its merger with CNL Fund Advisors, Inc., effective January 1, 1996, CNL Income Fund Advisors, Inc., and President, Chief Investment Officer and a director of CNL Institutional Advisors, Inc., a registered investment advisor. Mr. Bourne also has served as a director since 1992, as President from July 1992 to February 1996, and as Vice Chairman of the Board of Directors, Secretary and Treasurer since February 1996, of Commercial Net Lease Realty, Inc. In addition, Mr. Bourne has served as a director since its inception in 1991, as President from 1991 to February 1996, and as Secretary and Treasurer since February 1996, of CNL Realty Advisors, Inc. Upon graduation from Florida State University in 1970, where he received a B.A. in Accounting, with honors, Mr. Bourne worked as a certified public accountant and, from September 1971 through December 1978, was employed by Coopers & Lybrand, Certified Public Accountants, where he held the position of tax manager beginning in 1975. From January 1979 until June 1982, Mr. Bourne was a partner in the accounting firm of Cross & Bourne and from July 1982 through January 1987, he was a partner in the accounting firm of Bourne & Rose, P. A., Certified Public Accountants. Mr. Bourne, who joined CNL Securities Corp. in 1979, has participated as a general partner or joint venturer in approximately 100 real estate ventures involved in the financing, acquisition, construction and rental of office buildings, apartment complexes, restaurants, hotels and other real estate. Included in these 100 real estate ventures are approximately 57 privately offered real estate limited partnerships in which Mr. Bourne, directly or through an affiliated entity, serves or has served as a general partner. Also included are the CNL Income Fund Partnerships, public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Bourne serves as a general partner.

      CNL Realty Corporation is a corporation organized on November 26, 1985, under the laws of the State of Florida. Its sole directors and shareholders are James M. Seneff, Jr. and Robert A. Bourne, the individual General Partners. CNL Realty Corporation was organized to serve as the corporate general partner of real estate limited partnerships, such as the Partnership, organized by one or both of the individual General Partners. CNL Realty Corporation currently serves as the corporate general partner of the CNL Income Fund Partnerships.

      CNL Investment Company, which through December 31, 1994, provided certain management services in connection with the Partnership and its Properties, is a corporation organized in 1990 under the laws of the State of Florida. Its principal office is located at 400 East South Street, Suite 500, Orlando, Florida 32801. CNL Investment Company is a wholly owned subsidiary of CNL Group, Inc., a diversified real estate company, and was organized to perform property acquisition, property management and other services.

      CNL Income Fund Advisors, Inc., for the period January 1, 1995 through September 30, 1995, provided certain management services in connection with the Partnership and its Properties following the assignment by CNL Investment Company of its rights and obligations under the management agreement. CNL Income Fund Advisors, Inc. was a corporation organized in 1994 under the laws of the State of Florida, and its principal office was located at 400 East South Street, Suite 500, Orlando, Florida 32801. CNL Income Fund Advisors, Inc. was a wholly owned subsidiary of CNL Group, Inc., a diversified real estate company, and was organized to perform property acquisition, property management and other services. CNL Income Fund Advisors, Inc. merged with CNL Fund Advisors, Inc. effective January 1, 1996.

      CNL Fund Advisors, Inc., effective October 1, 1995, began providing certain management services in connection with the Partnership and its Properties following the assignment by CNL Income Fund Advisors, Inc. of its rights and obligations under the management agreement. CNL Fund Advisors, Inc. is a corporation organized in 1994 under the laws of the State of Florida, and its principal office is located at 400 East South Street, Suite 500, Orlando, Florida 32801. CNL Fund Advisors, Inc. is a wholly owned subsidiary of CNL Group, Inc., a diversified real estate company, and was organized to perform property acquisition, property management and other services.

      CNL Group, Inc., which is the parent company of CNL Investment Company and CNL Fund Advisors, Inc., is a diversified real estate corporation organized in 1980 under the laws of the State of Florida. Other subsidiaries and affiliates of CNL Group, Inc. include a property development and management company, two investment advisory companies, and six corporations organized as strategic business units. James M. Seneff, Jr., an individual General Partner of the Partnership, is the Chairman of the Board, Chief Executive Officer, and a director of CNL Group, Inc. Mr. Seneff and his wife own all of the outstanding shares of CNL Group, Inc.

      The following persons serve as operating officers of CNL Group, Inc. or its affiliates or subsidiaries in the discretion of the Boards of Directors of those companies, but, except as specifically indicated, do not serve as members of the Boards of Directors of those entities. The Boards of Directors have the responsibility for creating and implementing the policies of CNL Group, Inc. and its affiliated companies.

      John T. Walker, age 37, joined CNL Group, Inc. in September 1994, as Senior Vice President, responsible for Research and Development. He currently serves as the Chief Operating Officer and Executive Vice President of CNL Fund Advisors, Inc. and CNL American Properties Fund, Inc. From May 1992 to May 1994, he was Executive Vice President for Finance and Administration and Chief Financial Officer of Z Music, Inc., a television network which was subsequently acquired by Gaylord Entertainment, where he was responsible for overall financial and administrative management and planning. From January 1990 through April 1992, Mr. Walker was Chief Financial Officer of the First Baptist Church in Orlando, Florida. From April 1984 through December 1989, he was a partner in the accounting firm of Chastang, Ferrell & Walker, P.A., where he was the partner in charge of audit and consulting services, and from 1981 to 1984, Mr. Walker was a Senior Consultant/Audit Senior at Price Waterhouse. Mr. Walker is a Cum Laude graduate of Wake Forest University with a B.S. in Accountancy and is a Certified Public Accountant.

      Lynn E. Rose, age 47, a certified public accountant, has served as Chief Financial Officer and Secretary of CNL Group, Inc. since December 1993, and served as Controller and Secretary of CNL Group, Inc. from 1987 until December 1993. She has served as Chief Operating Officer of CNL Corporate Services, Inc. since November 1994. Ms. Rose also has served as Chief Financial Officer of CNL Institutional Advisors, Inc. since its inception in 1990, a director of CNL Realty Advisors, Inc. since its inception in 1991, Secretary and Treasurer of CNL Realty Advisors, Inc. from 1991 to February 1996, Secretary and Treasurer of Commercial Net Lease Realty, Inc. from 1992 to February 1996, Secretary of CNL Income Fund Advisors, Inc. since its inception in 1994 to December 1995, and Secretary and Treasurer of CNL Fund Advisors, Inc. since its inception in 1994. Ms. Rose also has served as Chief Financial Officer, Secretary and Treasurer of CNL American Properties Fund, Inc. since its inception in 1994. In addition, Ms. Rose oversees the management information services, administration, legal compliance, accounting, tenant compliance, and reporting for over 200 corporations, partnerships, and joint ventures. Prior to joining CNL, Ms. Rose was a partner with Robert A. Bourne in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Ms. Rose holds a B.A. in Sociology from the University of Central Florida and is a registered financial and operations principal of CNL Securities Corp. She was licensed as a Certified Public Accountant in 1979.

      Jeanne A. Wall, age 37, has served as Chief Operating Officer of
CNL Investment Company and of CNL Securities Corp. since November 1994 and previously served as Executive Vice President of CNL Investment Company since January 1991. In 1984, Ms. Wall joined CNL Securities Corp. as its Partnership Administrator. In 1985, Ms. Wall became Vice President of CNL Securities Corp. and, in 1987, she became a Senior Vice President of CNL Securities Corp. In this capacity, Ms. Wall serves as national marketing director and oversees the national marketing plan for the CNL investment programs. In addition, Ms. Wall oversees the partnership administration and investor services for programs offered through participating brokers. Ms. Wall also has served as Senior Vice President of CNL Institutional Advisors, Inc., a registered investment advisor, from 1990 to 1993, as Vice President of CNL Realty Advisors, Inc. since its inception in 1991, as Vice President of Commercial Net Lease Realty, Inc. since 1992, as Executive Vice President of CNL Income Fund Advisors, Inc. from its inception in 1994 to December 1995, as Executive Vice President of CNL Fund Advisors, Inc. since its inception in 1994, and as Executive Vice President of CNL American Properties, Inc. since its inception in 1994. Ms. Wall holds a B.A. in Business Administration from Linfield College and is a registered principal of CNL Securities Corp. Ms. Wall currently serves as a trustee on the board of the Investment Program Association and on the Direct Participation Program committee for the National Association of Securities Dealers (NASD).


ITEM 11.  EXECUTIVE COMPENSATION

      Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      As of February 29, 1996, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

      The following table sets forth, as of February 29, 1996, the beneficial ownership interests of the General Partners in the Registrant.


      Title of Class               Name of Partner          Percent of Class
      --------------               ---------------          ----------------

General Partnership Interests      James M. Seneff, Jr.            45%
                                   Robert A. Bourne                45%
                                   CNL Realty Corporation          10%
                                                                  ----
                                                                  100%
                                                                  ====

      Neither the General Partners, nor any of their affiliates, owns any interest in the Registrant, except as noted above. There are no arrangements which at a subsequent date may result in a change in control of the Registrant.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 1995, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

                                                         Amount Incurred
Type of Compensation                                       For the Year
   and Recipient           Method of Computation      Ended December 31, 1995
- --------------------       ---------------------      -----------------------

Reimbursement to          Operating expenses are      Operating expenses
affiliates for            reimbursed at the lower     incurred on behalf of
operating expenses        of cost or 90 percent       the Partnership: $95,898
                          of the prevailing rate
                          at which comparable         Accounting and
                          services could have         administrative services:
                          been obtained in the        $81,847
                          same geographic area.
                          Affiliates of the
                          General Partners from
                          time to time incur
                          certain operating
                          expenses on behalf of
                          the Partnership for
                          which the Partnership
                          reimburses the
                          affiliates without
                          interest.


Annual, subordinated      One percent of the sum         $ - 0 -
management fee to         of gross operating
affiliates                revenues from
                          Properties wholly owned
                          by the Partnership plus
                          the Partnership's
                          allocable share of
                          gross revenues of joint
                          ventures in which the
                          Partnership is a co-
                          venturer and the
                          Property owned with an
                          affiliate as tenants-
                          in-common, subordinated
                          to certain minimum
                          returns to the Limited
                          Partners.  The
                          management fee will not
                          exceed competitive fees
                          for comparable
                          services.

Deferred,                 A deferred,                    $ - 0 -
subordinated real         subordinated real
estate disposition        estate disposition fee,
fee payable to            payable upon sale of
affiliates                one or more Properties,
                          in an amount equal to
                          the lesser of (i) one-
                          half of a competitive
                          real estate commission,
                          or (ii) three percent
                          of the sales price of
                          such Property or
                          Properties.  Payment of
                          such fee shall be made
                          only if affiliates of
                          the General Partners
                          provide a substantial
                          amount of services in
                          connection with the
                          sale of a Property or
                          Properties and shall be
                          subordinated to certain
                          minimum returns to the
                          Limited Partners.

General Partners'         A deferred,                    $ - 0 -
deferred, sub-            subordinated share
ordinated share of        equal to one percent of
Partnership net cash      Partnership
flow                      distributions of net
                          cash flow, subordinated
                          to certain minimum
                          returns to the Limited
                          Partners.

General Partners'         A deferred,                    $ - 0 -
deferred, sub-            subordinated share
ordinated share of        equal to five percent
Partnership net sales     of Partnership
proceeds from a sale      distributions of such
or sales                  net sales proceeds,
                          subordinated to certain
                          minimum returns to the
                          Limited Partners.






                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this report.

      1.  Financial Statements

            Report of Independent Accountants

            Balance Sheets at December 31, 1995 and 1994

            Statements of Income for the years ended December 31, 1995, 1994 and 1993

            Statements of Partners' Capital for the years ended December 31, 1995, 1994 and 1993

            Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993

            Notes to Financial Statements

      2.  Financial Statement Schedules

            Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1995, 1994 and 1993

            Schedule III - Real Estate and Accumulated Depreciation at
                             December 31, 1995

            Notes to Schedule III - Real Estate and Accumulated Depreciation
                                      at December 31, 1995

            Schedule IV - Mortgage Loan on Real Estate at December 31, 1995

            All other Schedules are omitted as the required information is inapplicable or is presented in the financial statements or notes thereto.

      3.  Exhibits

      3.1 Certificate of Limited Partnership of CNL Income Fund VI, Ltd. (Included as Exhibit 3.3 to Registration Statement No. 33-23892 on Form S-11 and incorporated herein by reference.)

      4.1 Certificate of Limited Partnership of CNL Income Fund VI, Ltd. (Included as Exhibit 4.2 to Registration Statement No. 33-23892 on Form S-11 and incorporated herein by reference.)

      4.2 Agreement and Certificate of Limited Partnership of CNL Income Fund VI, Ltd. (Included as Exhibit 4.3 to Form 10-K filed with the Securities and Exchange Commission on April 9, 1991, and incorpor-ated herein by reference.)

      10.1 Management Agreement (Included as Exhibit 10.1 to Form 10-K filed with the Securities and Exchange Commission on March 31, 1994, and incorporated herein by reference.)

      10.2 Assignment of Management Agreement from CNL Investment Company to CNL Income Fund Advisors, Inc. (Included as Exhibit 10.2 to Form 10-K filed with the Securities and Exchange Commission on March 30, 1995, and incorporated herein by reference.)

      10.3 Assignment of Management Agreement from CNL Income Fund Advisors, Inc. to CNL Fund Advisors, Inc. (Filed herewith.)

(b) The Registrant filed no reports on Form 8-K during the period from October 1, 1995 through December 31, 1995.



                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 1996.

                                    CNL INCOME FUND VI, LTD.

                                    By:   CNL REALTY CORPORATION
                                          General Partner

                                          /s/ Robert A. Bourne
                                          ------------------------------
                                          ROBERT A. BOURNE, President


                                    By:   ROBERT A. BOURNE
                                          General Partner

                                          /s/ Robert A. Bourne
                                          ------------------------------
                                          ROBERT A. BOURNE


                                    By:   JAMES M. SENEFF, JR.
                                          General Partner

                                          /s/ James M. Seneff, Jr.
                                          ------------------------------
                                          JAMES M. SENEFF, JR.





      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                    Title                      Date
       ---------                    -----                      ----

/s/ Robert A. Bourne       President, Treasurer and        March 28, 1996
- ------------------------   Director (Principal
Robert A. Bourne           Financial and Accounting
                           Officer)


/s/ James M. Seneff, Jr.   Chief Executive Officer         March 28, 1996
- ------------------------   and Director (Principal
James M. Seneff, Jr.       Executive Officer)




                           CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                -----------------------------------------------

                 Years Ended December 31, 1995, 1994 and 1993

                                           Additions                Deductions
                                    -----------------------   ---------------------
                       Balance at   Charged to   Charged to    Deemed                 Balance
                        Beginning    Costs and      Other     Uncollec-               at End
Year  Description        of Year     Expenses     Accounts      tible     Collected   of Year
- ----  -----------      ----------   ----------   ----------   ---------   ---------   --------

1993  Allowance for
        doubtful
        accounts (a)    $     -       $    -      $     -      $     -     $     -    $     -
                        ========      =======     ========     ========    ========   ========


1994  Allowance for
        doubtful
        accounts (a)    $     -       $44,440     $141,902(b)  $     -     $     -    $186,342
                        ========      =======     ========     ========    ========   ========


1995  Allowance for
        doubtful
        accounts (a)    $186,342      $    -      $ 75,202(b)  $ 49,672    $  8,303   $203,569
                        ========      =======     ========     ========    ========   ========



      (a) Deducted from receivables and accrued rental income on the balance sheet.

      (b)  Reduction of rental and other income.




                           CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
            -------------------------------------------------------

                               December 31, 1995


                                  (A)      (B)         (C)       (D)    (E)

                                                            Costs Capitalized
                                                               Subsequent
                                          Initial Cost       To Acquisition
                                   ------------------------ -------------------
                                                Buildings
                            Encum-                 and       Improve-  Carrying
                           brances    Land     Improvements   ments      Costs
                           ------- ----------- ------------ ---------- --------

Properties the Partnership
  has Invested In Under
  Operating Leases:

    Burger King Restaurants:
      Sevierville, TN           -  $   352,845   $  609,006 $       -  $     -
      Walker Springs, TN        -      370,839      563,193         -        -
      Knoxville, TN             -      421,258      539,964         -        -
      Greeneville, TN           -      318,817      642,538         -        -

    Church's Fried Chicken
      Restaurant:
        Orlando, FL             -      177,440      270,985         -        -

    Denny's Restaurant:
      Deland, FL                -      448,435           -     600,394       -

    Golden Corral Family
      Steakhouse Restaurants:
        Albuquerque, NM         -      717,708    1,018,823         -        -
        Amarillo, TX            -      773,627      908,171         -        -
        Lawton, OK              -      559,095      838,642         -        -
        El Paso, TX             -      670,916           -     837,317       -

    Hardee's Restaurants:
      Greensburg, IN            -      222,559           -     515,529       -

      Bellevue, NE              -      397,402           -          -        -
      Springfield, TN           -      203,159      413,221         -        -

    Jack in the Box Restaurant:
      San Antonio, TX           -      272,300           -          -        -
      Dallas, TX                -      516,265      330,331    134,308       -

    KFC Restaurants:
      Whitehall, MI             -      230,867      553,862     74,156       -
      Caro, MI                  -      150,804           -     373,558       -
      Gainesville, FL           -      321,789      287,429         -        -

    Perkins Restaurants:
      Melbourne, FL             -      428,901           -          -        -
      Naples, FL                -      809,340           -          -        -

    Popeyes Famous Fried
      Chicken Restaurants:
        Jacksonville, FL        -      121,901      190,505    123,663       -
        Jacksonville, FL        -      141,356      185,933    132,144       -
        Gainesville, FL         -       83,542      208,564    192,227       -
        Jacksonville, FL        -       93,914      158,543    163,399       -
        Tallahassee, FL         -      116,019      233,858    177,915       -

    Shoney's Restaurants:
      Venice, FL                -      471,467           -     608,671       -
      Nashville, TN             -      320,540      531,507         -        -

    Taco Bell Restaurant:
      Detroit, MI               -      171,240           -     385,709       -

    Waffle House Restaurants:
      Clearwater, FL            -      130,499      268,580         -        -
      Roanoke, VA               -      119,533      236,219         -        -
      Atlantic Beach, FL        -      141,627      263,021         -        -

    Wendy's Old Fashioned
      Hamburger Restaurant:
        Liverpool, NY           -      213,380      155,981         -        -

    Other:
      Hermitage, TN             -      391,156           -     720,026       -
                                   -----------   ---------- ---------- --------

                                   $10,880,540   $9,408,876 $5,039,016 $     -
                                   ===========   ========== ========== ========

Property of Joint Venture
  in Which the Partnership
  has a 36% Interest and has
  Invested in Under an
  Operating Lease:
    Denny's Restaurant:
      Show Low, AZ              -  $    96,501   $  189,000 $  436,392 $     -
                                   ===========   ========== ========== ========


Property of Joint Venture
  in Which the Partnership
  has a 3.9% Interest and has
  Invested in Under an
  Operating Lease:
    KFC Restaurant:
      Auburn, MA                -  $   484,362   $       -  $      -   $     -
                                   ===========   ========== ========== ========


Property of Joint Venture
  in Which the Partnership
  has a 14% Interest and
  has Invested in Under
  an Operating Lease:
    Burger King Restaurant:
      Asheville, NC             -  $   438,695   $  450,432 $      -   $     -
                                   ===========   ========== ========== ========

Property in Which the Partner-
  ship has a 51.67% Interest
  as Tenants-in-Common and
  has Invested in Under an
  Operating Lease:
    Jack in the Box
      Restaurant:
        Yuma, AZ                -  $   255,235   $  625,798 $      -   $     -
                                   ===========   ========== ========== ========


Properties the Partnership
  has Invested in Under
  Direct Financing Leases:
    Denny's Restaurant:
      Cheyenne, WY              -  $   162,209   $  648,839 $      -   $     -
      Broken Arrow, OK          -      164,640      559,972        -         -

    Hardee's Restaurants:
      Bellevue, NE              -           -       556,737        -         -
      Plattsmouth, NE           -       93,448      517,080        -         -
      Waynesburg, OH            -      136,242      441,299        -         -

    Jack in the Box
      Restaurant:
        San Antonio, TX         -           -       420,568        -         -

    Perkins Restaurants:
      Melbourne, FL             -           -            -    305,120        -
      Naples, FL                -           -       365,831        -         -

    Other:
      Chester, PA (g)           -       98,009           -    495,472        -
                                   -----------   ---------- --------- ---------
                                -  $   654,548   $3,510,326 $ 800,592 $      -
                                   ===========   ========== ========= =========

Property of Joint Venture
  in Which the Partnership
  has a 3.9% Interest and
  has Invested in Under
  a Direct Financing Lease:
    KFC Restaurant:
      Auburn, MA                -  $        -    $       -  $ 434,947 $     -
                                   ===========   ========== ========= =========




                           CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)

      SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
      -------------------------------------------------------------------

                               December 31, 1995


                               (F)          (G)           (H)        (I)

                               Gross Amount at Which Carried
                                   at Close of Period (c)
                           --------------------------------------
                                          Buildings
                                             and                    Accumulated
                              Land      Improvements      Total     Depreciation
                           -----------  ------------   -----------  ------------

Properties the Partnership
  has Invested In Under
  Operating Leases:

    Burger King Restau-
      rants:
        Sevierville, TN    $   352,845   $   609,006   $   961,851  $  121,579
        Walker Springs, TN     370,839       563,193       934,032     112,176
        Knoxville, TN          421,258       539,964       961,222     107,796
        Greeneville, TN        318,817       642,538       961,355     128,273

    Church's Fried Chicken
      Restaurant:
        Orlando, FL            177,440       270,985       448,425      51,277

    Denny's Restaurant:
      Deland, FL               448,435       600,394     1,048,829     115,692

    Golden Corral Family
      Steakhouse Restau-
      rants:
        Albuquerque, NM        717,708     1,018,823     1,736,531     204,329
        Amarillo, TX           773,627       908,171     1,681,798     182,132
        Lawton, OK             559,095       838,642     1,397,737     168,188
        El Paso, TX            670,916       837,317     1,508,233     151,252

    Hardee's Restaurants:
      Greensburg, IN           222,559       515,529       738,088     105,263
      Bellevue, NE             397,402         (f)         397,402          -
      Springfield, TN          203,159       413,221       616,380      70,455

    Jack in the Box
      Restaurant:
        San Antonio, TX        272,300         (f)         272,300          -
        Dallas, TX             516,265       464,639       980,904      19,742

    KFC Restaurants:
      Whitehall, MI            230,867       628,018       858,885     120,479
      Caro, MI                 150,804       373,558       524,362      71,599
      Gainesville, FL          321,789       287,429       609,218      49,506

    Perkins Restaurants:
      Melbourne, FL            428,901         (f)         428,901          -
      Naples, FL               809,340         (f)         809,340          -

    Popeyes Famous Fried
      Chicken Restaurants:
        Jacksonville, FL       121,901       314,168       436,069      57,611
        Jacksonville, FL       141,356       318,077       459,433      58,506
        Gainesville, FL         83,542       400,791       484,333      70,535
        Jacksonville, FL        93,914       321,942       415,856      56,958
        Tallahassee, FL        116,019       411,773       527,792      73,292

    Shoney's Restaurants:
      Venice, FL               471,467       608,671     1,080,138     122,579
      Nashville, TN            320,540       531,507       852,047     111,472

    Taco Bell Restaurant:
      Detroit, MI              171,240       385,709       556,949      76,261

    Waffle House Restaurants:
      Clearwater, FL           130,499       268,580       399,079      53,446
      Roanoke, VA              119,533       236,219       355,752      47,006
      Atlantic Beach, FL       141,627       263,021       404,648      52,052

    Wendy's Old Fashioned
      Hamburger Restaurant:
        Liverpool, NY          213,380       155,981       369,361      31,413

    Other:
      Hermitage, TN            391,156       720,026     1,111,182     126,877
                           -----------   -----------   -----------  ----------

                           $10,880,540   $14,447,892   $25,328,432  $2,717,746
                           ===========   ===========   ===========  ==========

Property of Joint Venture
  in Which the Partnership
  has a 36% Interest and has
  Invested in Under an
  Operating Lease:
    Denny's Restaurant:
      Show Low, AZ         $    96,501   $   625,392   $   721,893  $  147,919
                           ===========   ===========   ===========  ==========


Property of Joint Venture
  in Which the Partnership
  has a 3.9% Interest and has
  Invested in Under an
  Operating Lease:
    KFC Restaurant:
      Auburn, MA           $   484,362       (f)       $   484,362  $       -
                           ===========                 ===========  ==========


Property of Joint Venture
  in Which the Partnership
  has a 14% Interest and
  has Invested in Under
  an Operating Lease:
    Burger King Restaurant:
      Asheville, NC        $   438,695   $   450,432   $   889,127  $   71,905
                           ===========   ===========   ===========  ==========


Property in Which the Partner-
  ship has a 51.67% Interest
  as Tenants-in-Common and
  has Invested in Under an
  Operating Lease:
    Jack in the Box Restaurant:
      Yuma, AZ             $   255,235   $   625,798   $   881,033  $   30,580
                           ===========   ===========   ===========  ==========


Properties the Partnership
  has Invested in Under
  Direct Financing Leases:
    Denny's Restaurant:
      Cheyenne, WY                 (f)           (f)           (f)         (e)
      Broken Arrow, OK             (f)           (f)           (f)         (e)

    Hardee's Restaurants:
      Bellevue, NE                  -            (f)           (f)         (d)
      Plattsmouth, NE              (f)           (f)           (f)         (e)
      Waynesburg, OH               (f)           (f)           (f)         (e)

    Jack in the Box Restaurant:
      San Antonio, TX               -            (f)           (f)         (d)

    Perkins Restaurants:
      Melbourne, FL                 -            (f)           (f)         (d)
      Naples, FL                    -            (f)           (f)         (d)

    Other:
      Chester, PA (g)              (f)           (f)           (f)         (e)



Property of Joint Venture
  in Which the Partnership
  has a 3.9% Interest and
  has Invested in Under
  a Direct Financing Lease:
    KFC Restaurant:
      Auburn, MA                    -            (f)           (f)         (d)






                           CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)

      SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
      -------------------------------------------------------------------

                               December 31, 1995


                                         (J)         (K)          (L)

                                                                  Life
                                                                on Which
                                                              Depreciation
                                                                in Latest
                                        Date                     Income
                                       of Con-       Date     Statement is
                                      struction    Acquired     Computed
                                      ---------    --------   ------------

Properties the Partnership
  has Invested In Under
  Operating Leases:

    Burger King Restaurants:
      Sevierville, TN                      1986       01/90       (b)
      Walker Springs, TN                   1986       01/90       (b)
      Knoxville, TN                        1985       01/90       (b)
      Greeneville, TN                      1988       01/90       (b)

    Church's Fried Chicken
      Restaurant:
        Orlando, FL                        1985       04/90       (b)

    Denny's Restaurant:
      Deland, FL                           1990       10/89       (b)

    Golden Corral Family
      Steakhouse Restaurants:
        Albuquerque, NM                    1989       12/89       (b)
        Amarillo, TX                       1989       12/89       (b)
        Lawton, OK                         1989       12/89       (b)
        El Paso, TX                        1990       04/90       (b)

    Hardee's Restaurants:
      Greensburg, IN                       1989       07/89       (b)
      Bellevue, NE                         1990       12/89       (d)
      Springfield, TN                      1990       11/90       (b)

    Jack in the Box Restaurant:
      San Antonio, TX                      1990       08/90       (d)
      Dallas, TX                           1994       09/94       (b)

    KFC Restaurants:
      Whitehall, MI                        1989       02/90       (b)
      Caro, MI                             1990       03/90       (b)
      Gainesville, FL                      1985       11/90       (b)

    Perkins Restaurants:
      Melbourne, FL                        1990       11/89       (d)
      Naples, FL                           1978       12/89       (d)

    Popeyes Famous Fried
      Chicken Restaurants:
        Jacksonville, FL                   1985       04/90       (b)
        Jacksonville, FL                   1985       04/90       (b)
        Gainesville, FL                    1990       04/90       (b)
        Jacksonville, FL                   1985       04/90       (b)
        Tallahassee, FL                    1985       04/90       (b)

    Shoney's Restaurants:
      Venice, FL                           1989       08/89       (b)
      Nashville, TN                        1988       09/89       (b)

    Taco Bell Restaurant:
      Detroit, MI                          1990       11/89       (b)

    Waffle House Restaurants:
      Clearwater, FL                       1988       01/90       (b)
      Roanoke, VA                          1987       01/90       (b)
      Atlantic Beach, FL                   1986       01/90       (b)

    Wendy's Old Fashioned
      Hamburger Restaurant:
        Liverpool, NY                      1977       12/89       (b)

    Other:
      Hermitage, TN                        1990       02/90       (b)


Property of Joint Venture
  in Which the Partnership
  has a 36% Interest and has
  Invested in Under an
  Operating Lease:
    Denny's Restaurant:
      Show Low, AZ                         1987       06/90       (b)


Property of Joint Venture
  in Which the Partnership
  has a 3.9% Interest and has
  Invested in Under an
  Operating Lease:
    KFC Restaurant:
      Auburn, MA                           1989       01/90       (d)


Property of Joint Venture
  in Which the Partnership
  has a 14% Interest and
  has Invested in Under
  an Operating Lease:
    Burger King Restaurant:
      Asheville, NC                        1986       03/91       (b)


Property in Which the Partner-
  ship has a 51.67% Interest
  as Tenants-in-Common and
  has Invested in Under an
  Operating Lease:
    Jack in the Box Restaurant:
      Yuma, AZ                             1992       07/94       (b)


Properties the Partnership
  has Invested in Under
  Direct Financing Leases:
    Denny's Restaurant:
      Cheyenne, WY                         1980       12/89       (e)
      Broken Arrow, OK                     1982       08/95       (e)

    Hardee's Restaurants:
      Bellevue, NE                         1990       12/89       (d)
      Plattsmouth, NE                      1989       01/90       (e)
      Waynesburg, OH                       1990       11/90       (e)

    Jack in the Box Restaurant:
      San Antonio, TX                      1990       08/90       (d)

    Perkins Restaurants:
      Melbourne, FL                        1990       11/89       (d)
      Naples, FL                           1978       12/89       (d)

    Other:
      Chester, PA (g)                      1991       12/89       (e)


Property of Joint Venture
  in Which the Partnership
  has a 3.9% Interest and
  has Invested in Under
  a Direct Financing Lease:
    KFC Restaurant:
      Auburn, MA                           1989       01/90       (d)






                           CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)

       NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
       -----------------------------------------------------------------

                               December 31, 1995



(a) Transactions in real estate and accumulated depreciation during 1995, 1994 and 1993, are summarized as follows:

                                                                  Accumulated
                                                         Cost     Depreciation
                                                      ----------- ------------

             Properties the Partnership
               has Invested In Under
               Operating Leases:

                 Balance, December 31, 1992           $26,439,040  $1,432,696
                 Depreciation expense                          -      509,937
                                                      -----------  ----------

                 Balance, December 31, 1993            26,439,040   1,942,633
                 Dispositions                          (1,228,109)   (131,292)
                 Acquisitions                             980,904          -
                 Depreciation expense                          -      496,384
                                                      -----------  ----------

                 Balance, December 31, 1994            26,191,835   2,307,725
                 Dispositions                            (889,049)    (79,459)
                 Additional costs capitalized              25,646          -
                 Depreciation expense                          -      489,480
                                                      -----------  ----------

                 Balance, December 31, 1995           $25,328,432  $2,717,746
                                                      ===========  ==========


             Property of Joint Venture in
               Which the Partnership has a
               36% Interest and has Invested
               in Under an Operating Lease:

                 Balance, December 31, 1992           $   721,893  $   85,380
                 Depreciation expense                          -       20,846
                                                      -----------  ----------

                 Balance, December 31, 1993               721,893     106,226
                 Depreciation expense                          -       20,846
                                                      -----------  ----------

                 Balance, December 31, 1994               721,893     127,072
                 Depreciation expense                          -       20,847
                                                      -----------  ----------

                 Balance, December 31, 1995           $   721,893  $  147,919
                                                      ===========  ==========


             Property of Joint Venture in
               Which the Partnership has a
               3.9% Interest and has Invested
               in Under an Operating Lease:

                 Balance, December 31, 1992           $   484,362  $       -
                 Depreciation expense (d)                      -           -
                                                      -----------  ----------

                 Balance, December 31, 1993               484,362          -
                 Depreciation expense (d)                      -           -
                                                      -----------  ----------

                 Balance, December 31, 1994               484,362          -
                 Depreciation expense (d)                      -           -
                                                      -----------  ----------

                 Balance, December 31, 1995           $   484,362  $       -
                                                      ===========  ==========


             Property of Joint Venture in
               Which the Partnership has a
               14% Interest and has Invested
               in Under an Operating Lease:

                 Balance, December 31, 1992           $   889,127  $   26,861
                 Depreciation expense                          -       15,015
                                                      -----------  ----------

                 Balance, December 31, 1993               889,127      41,876
                 Depreciation expense                          -       15,015
                                                      -----------  ----------

                 Balance, December 31, 1994               889,127      56,891
                 Depreciation expense                          -       15,014
                                                      -----------  ----------

                 Balance, December 31, 1995           $   889,127  $   71,905
                                                      ===========  ==========


             Property in Which the Partnership
               has a 51.67% Interest as Tenants-
               in-Common and has Invested
               in Under an Operating Lease:

                 Balance, December 31, 1993           $        -   $       -
                 Acquisitions                             881,033          -
                 Depreciation expense                          -        9,720
                                                      -----------  ----------

                 Balance, December 31, 1994               881,033       9,720
                 Depreciation expense                          -       20,860
                                                      -----------  ----------

                 Balance, December 31, 1995           $   881,033  $   30,580
                                                      ===========  ==========


(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 1995, the aggregate cost of the Properties owned by the Partnership and its consolidated joint venture, and the unconsolidated joint ventures (including the Property held as tenants-in-common) for federal income tax purposes was $30,071,890 and $3,276,825, respectively. All of the leases are treated as operating leases for federal income tax purposes.

(d) For financial reporting purposes, the portion of the lease relating to the building has been recorded as a direct financing lease. The cost of the building has been included in net investment in direct financing leases; therefore, depreciation is not applicable.

(e) For financial reporting purposes, the lease for the land and building has been recorded as a direct financing lease. The cost of the land and building has been included in net investment in direct financing leases; therefore, depreciation is not applicable.

(f) For financial reporting purposes, certain components of the lease relating to land and building have been recorded as a direct financing lease. Accordingly, costs relating to these components of this lease are not shown.

(g) The tenant of this property, Restaurant Management Services, Inc. subleased this property to a franchisee of a regional restaurant chain. The franchisee vacated the property; however, Restaurant Management Services, Inc. continues to be responsible for complying with all of the terms of the lease agreement and is continuing to pay rent on this property, subject to certain rent concessions, to the Partnership.


                           CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)

                  SCHEDULE IV - MORTGAGE LOAN ON REAL ESTATE
                  ------------------------------------------

                               December 31, 1995

                                                                                           Principal
                                                                                            Amount
                                                                                            of Loan
                                                                              Carrying    Subject to
                                     Final     Periodic            Face       Amount of   Delinquent
                         Interest   Maturity   Payment    Prior   Amount of   Mortgage     Principal
Description                Rate       Date      Terms     Liens   Mortgage       (1)      or Interest
- --------------------     --------   --------   --------   -----   ---------   ---------   -----------
Church's - Orlando, FL
First Mortgage           9.00%      February      (2)     $  -     $6,000       $3,056    $        -
                                      1996                -----    ------       ------    -----------
    Total                                                 $  -     $6,000       $3,056    $        -
                                                          =====    ======       ======    ===========



(1)   The tax carrying value of the note is $3,056.

(2) Monthly payments of principal and interest of $1,026 at an annual rate of 9.00%.

(3)   The changes in the carrying amounts are summarized as follows:


                                            1995           1994          1993
                                          -------        -------       -------

      Balance at beginning of
        period                            $    -         $    -        $    -

      New mortgage loan                     6,000             -             -

      Accrued interest                         23             -             -

      Collections of principal             (2,967)            -             -
                                          -------        -------       -------

      Balance at end of period            $ 3,056        $    -        $    -
                                          =======        =======       =======







                                   EXHIBITS






                                 EXHIBIT INDEX

Exhibit Number
- --------------

     3.1 Certificate of Limited Partnership of CNL Income Fund VI, Ltd. (Included as Exhibit 3.3 to Registration Statement No. 33-23892 on Form S-11 and incorporated herein by reference.)

     4.1 Certificate of Limited Partnership of CNL Income Fund VI, Ltd. (Included as Exhibit 4.2 to Registration Statement No. 33-23892 on Form S-11 and incorporated herein by reference.)

     4.2 Agreement and Certificate of Limited Partnership of CNL Income Fund VI, Ltd. (Included as Exhibit 4.2 to Form 10-K filed with the Securities and Exchange Commission on April 9, 1991, and incorporated herein by reference.)

     10.1 Management Agreement (Included as Exhibit 10.1 to Form 10-K filed with the Securities and Exchange Commission on March 31, 1994, and incorporated herein by reference.)

     10.2 Assignment of Management Agreement from CNL Investment Company to CNL Income Fund Advisors, Inc. (Included as Exhibit 10.2 to Form 10-K filed with the Securities and Exchange Commission on March 30, 1995, and incorporated herein by reference.)

     10.3 Assignment of Management Agreement from CNL Income Fund Advisors, Inc. to CNL Fund Advisors, Inc. (Filed herewith.)