Form 10-Q
period 1996-03-31
CNL INCOME FUND VI LTD
filed 1996-05-15
CIK 837986

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            March 31, 1996
                               -----------------------------------

                                      OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------


                     Commission file number
                            0-19144
                     ----------------------


                    CNL Income Fund VI, Ltd.
- ---------------------------------------------------------------
     (Exact name of registrant as specified in its charter)


          Florida                           59-2922954
- ----------------------------       ----------------------------
(State or other jurisdiction           (I.R.S. Employer
of incorporation or organiza-          Identification No.)
tion)


400 E. South Street, #500
Orlando, Florida                                32801
- ----------------------------       ----------------------------
(Address of principal                       (Zip Code)
executive offices)


Registrant's telephone number
(including area code)                      (407) 422-1574
                                   ----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes     X      No
                                                     ---------     ---------




                                   CONTENTS
                                   --------


Part I                                                            Page
                                                                  ----

  Item 1.  Financial Statements:

    Condensed Balance Sheets                                      1

    Condensed Statements of Income                                2

    Condensed Statements of Partners' Capital                     3

    Condensed Statements of Cash Flows                            4

    Notes to Condensed Financial Statements                       5-7

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                                8-11

Part II

  Other Information                                               12





                           CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)
                           CONDENSED BALANCE SHEETS


                                                 March 31,       December 31,
           ASSETS                                  1996              1995
                                                -----------      ------------

Land and buildings on operating
  leases, less accumulated
  depreciation of $2,838,404
  and $2,717,746                                $22,490,028      $22,610,686
Net investment in direct
  financing leases                                4,710,901        4,727,201
Investment in joint ventures                      1,040,033          867,708
Mortgage note receivable                                 -             3,056
Cash and cash equivalents                           982,966        1,120,999
Receivables, less allowance for
  doubtful accounts of $109,451
  and $194,409                                       80,297           85,339
Prepaid expenses                                      4,029            5,250
Lease costs, less accumulated
  amortization of $2,274 and $1,801                  15,426           15,899
Accrued rental income, less
  allowance for doubtful accounts
  of $9,428 and $9,160                            1,001,070          979,445
Other assets                                         26,731           26,731
                                                -----------      -----------

                                                $30,351,481      $30,442,314
                                                ===========      ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                $    29,450      $    19,846
Accrued and escrowed real estate
  taxes payable                                       2,669           10,424
Due to related parties                                8,246            6,024
Distributions payable                               787,500          787,500
Rents paid in advance                                 4,417            4,417
                                                -----------      -----------
    Total liabilities                               832,282          828,211

Minority interest                                   158,300          153,337

Partners' capital                                29,360,899       29,460,766
                                                -----------      -----------

                                                $30,351,481      $30,442,314
                                                ===========      ===========

           See accompanying notes to condensed financial statements.









                           CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)
                        CONDENSED STATEMENTS OF INCOME


                                                             Quarter Ended
                                                               March 31,
                                                          1996         1995
                                                        --------     --------

Revenues:
  Rental income from operating leases                   $694,047     $683,734
  Earned income from direct financing
    leases                                               142,601      111,196
  Contingent rental income                                 6,329        4,825
  Interest and other income                               12,102       11,114
                                                        --------     --------
                                                         855,079      810,869
                                                        --------     --------

Expenses:
  General operating and administrative                    44,233       28,503
  Professional services                                   11,069        5,598
  Real estate taxes                                           -         2,763
  State and other taxes                                    8,014        6,530
  Depreciation and amortization                          121,131      123,642
                                                        --------     --------
                                                         184,447      167,036
                                                        --------     --------

Income Before Minority Interest in Income
  of Consolidated Joint Venture and Equity
  in Earnings of Unconsolidated Joint
  Ventures                                               670,632      643,833

Minority Interest in Income of Consolidated
  Joint Venture                                           (5,604)      (4,546)

Equity in Earnings of Unconsolidated
  Joint Ventures                                          22,605       19,759
                                                        --------     --------

Net Income                                              $687,633     $659,046
                                                        ========     ========

Allocation of Net Income:
  General partners                                      $  6,876     $  6,590
  Limited partners                                       680,757      652,456
                                                        --------     --------

                                                        $687,633     $659,046
                                                        ========     ========


Net Income Per Limited Partner Unit                     $   9.73     $   9.32
                                                        ========     ========

Weighted Average Number of Limited Partner
  Units Outstanding                                       70,000       70,000
                                                        ========     ========

           See accompanying notes to condensed financial statements.









                           CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)
                   CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                              Quarter Ended       Year Ended
                                                March 31,        December 31,
                                                  1996               1995
                                              -------------      ------------

General partners:
  Beginning balance                            $   175,673       $   147,262
  Net income                                         6,876            28,411
                                               -----------       -----------
                                                   182,549           175,673
                                               -----------       -----------

Limited partners:
  Beginning balance                             29,285,093        29,602,123
  Net income                                       680,757         2,832,970
  Distributions ($11.25 and
    $45.00 per limited partner
    unit, respectively)                           (787,500)       (3,150,000)
                                               -----------       -----------
                                                29,178,350        29,285,093
                                               -----------       -----------

Total partners' capital                        $29,360,899       $29,460,766
                                               ===========       ===========

           See accompanying notes to condensed financial statements.







                           CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)
                      CONDENSED STATEMENTS OF CASH FLOWS


                                                          Quarter Ended
                                                            March 31,
                                                      1996            1995
                                                   ----------      ----------

Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating
      Activities                                   $  820,725      $  841,008
                                                   ----------      ----------

    Cash Flows from Investing
      Activities:
        Investment in joint ventures                 (173,650)             -
        Collections on mortgage note
          receivable                                    3,033              -
                                                   ----------      ----------
            Net cash used in investing
              activities                             (170,617)             -
                                                   ----------      ----------

    Cash Flows from Financing
      Activities:
        Distributions to limited
          partners                                   (787,500)       (787,500)
        Distributions to holder of
          minority interest                              (641)         (4,526)
                                                   ----------      ----------
            Net cash used in financing
              activities                             (788,141)       (792,026)
                                                   ----------      ----------

Net Increase (Decrease) in Cash and
  Cash Equivalents                                   (138,033)         48,982

Cash and Cash Equivalents at Beginning
  of Quarter                                        1,120,999         926,481
                                                   ----------      ----------

Cash and Cash Equivalents at End of
  Quarter                                          $  982,966      $  975,463
                                                   ==========      ==========

Supplemental Schedule of Non-Cash
  Financing Activities:

    Distributions declared and unpaid
      at end of quarter                            $  787,500      $  787,500
                                                   ==========      ==========

           See accompanying notes to condensed financial statements.








                           CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                    Quarters Ended March 31, 1996 and 1995


1.    Basis of Presentation:
      ---------------------

      The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 1996, may not be indicative of the results that may be expected for the year ending December 31, 1996. Amounts as of December 31, 1995, included in the financial statements, have been derived from audited financial statements as of that date.

      These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund VI, Ltd. (the "Partnership") for the year ended December 31, 1995.

      The Partnership accounts for its 66 percent interest in the accounts of Caro Joint Venture using the consolidation method. Minority interest represents the minority joint venture partner's proportionate share of the equity in the Partnership's consolidated joint venture. All significant intercompany accounts and transactions have been eliminated.

      Effective January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Statement requires that an entity review long-lived assets and certain identifiable intangibles, to be held and used, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Adoption of this standard had no material effect on the Partnership's financial position or results of operations.

2.    Investment in Joint Ventures:
      ----------------------------

      In January 1996, the Partnership acquired an approximate 18 percent interest in a Golden Corral property in Clinton, North Carolina, as tenants-in-common with affiliates of the general partners. The Partnership accounts for its investment in this property using the equity method since the Partnership shares control with affiliates, and amounts relating to its investment are included in investment in joint ventures.

      The following presents the combined, condensed financial information for all of the Partnership's investments in joint ventures at:

                                             March 31,      December 31,
                                               1996             1995
                                            ----------      ------------

            Land and buildings on
              operating leases,
              less accumulated
              depreciation                  $3,675,454       $2,726,011
            Net investment in
              direct financing
              lease                            407,217          408,936
            Cash                                12,839            1,950
            Receivables                         24,909           18,298
            Accrued rental income              177,484          170,695
            Other assets                        46,528           47,283
            Liabilities                          6,633            2,208
            Partners' capital                4,337,798        3,370,965
            Revenues                           121,951          432,218
            Net income                          98,365          363,865

      The Partnership recognized income totalling $22,605 and $19,759 for the quarters ended March 31, 1996 and 1995, respectively, from these joint ventures.

3.    Concentration of Credit Risk:
      ----------------------------

      The following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures and the properties held as tenants-in-common with affiliates), for at least one of the quarters ended March 31:

                                                     1996        1995
                                                   --------    --------

            Golden Corral Family
              Steakhouse Restaurants               $169,934    $166,303
            Burger King                             113,899     113,955
            Hardee's                                103,029     113,198
            Denny's                                  92,437      59,003

      Although the Partnership's properties are geographically diverse and the Partnership's lessees operate a variety of restaurant concepts, failure of any one of these restaurant chains or any lessee that contributes more than ten percent of the Partnership's rental income could significantly impact the results of operations of the Partnership. However, the general partners believe that the risk of such a default is reduced due to the essential or important nature of these properties for the on-going operations of the lessees.







ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      CNL Income Fund VI, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 17, 1988, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 1996, the Partnership owned 43 Properties, including four Properties owned by joint ventures in which the Partnership is a co-venturer and two Properties owned with affiliates as tenants-in-common.

Liquidity and Capital Resources
- -------------------------------

      The Partnership's primary source of capital for the quarters ended March 31, 1996 and 1995, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $820,725 and $841,008 for the quarters ended March 31, 1996 and 1995, respectively. The decrease in cash from operations for the quarter ended March 31, 1996, is primarily a result of changes in the Partnership's working capital.

      Other sources and uses of capital included the following during the quarters ended March 31, 1996 and 1995.

      In January 1996, the Partnership reinvested the remaining net sales proceeds from the 1995 sale of the Property in Little Canada, Minnesota, in a Golden Corral Property located in Clinton, North Carolina, with affiliates of the general partners as tenants-in-common. In connection therewith, the Partnership and its affiliates entered into an agreement whereby each co-venturer will share in the profits and losses of the Property in proportion to its applicable percentage interest. The Partnership owns an approximate 18 percent interest in this Property.

      In connection with the 1995 sale of a small parcel of vacant land adjacent to the Partnership's Property in Orlando, Florida, the Partnership accepted a promissory note for $6,000. The note was collateralized by a mortgage on the Property, bore interest at a rate of nine percent per annum and was collected in six monthly installments of $1,026. The note was collected in full in February 1996.

      In March 1996, the Partnership entered into an agreement with the tenant of the Properties in Chester, Pennsylvania, and Orlando, Florida, for payment of certain rental payment deferrals the Partnership had granted to the tenant through March 31, 1996. Under the agreement, the Partnership agreed to abate approximately $42,700 of the rental payment deferral amounts. The tenant made the first payment of approximately $18,600 in April 1996 in accordance with the terms of the agreement, and has agreed to pay the Partnership the remaining balance due of approximately $109,500 in six remaining annual installments through 2002.

      Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At March 31, 1996, the Partnership had $982,966 invested in such short-term investments as compared to $1,120,999 at December 31, 1995. The decrease in cash and cash equivalents during the quarter ended March 31, 1996, is primarily the result of the Partnership investing approximately $173,700 in a Golden Corral Property, as described above. The funds remaining at March 31, 1996, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

      Total liabilities of the Partnership, including distributions payable, increased to $832,282 at March 31, 1996, from $828,211 at December 31, 1995. The general partners believe the Partnership has sufficient cash on hand to meet the Partnership's current working capital needs.

      Based on cash from operations, the Partnership declared distributions to the limited partners of $787,500 for each of the quarters ended March 31, 1996 and 1995. This represents distributions for each applicable quarter of $11.25 per unit. No distributions were made to the general partners for the quarters ended March 31, 1996 and 1995. No amounts distributed or to be distributed to the limited partners for the quarters ended March 31, 1996 and 1995, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available to the limited partners on a quarterly basis.

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

Results of Operations
- ---------------------

      During the quarter ended March 31, 1995, the Partnership and its consolidated joint venture, Caro Joint Venture, owned and leased 38 wholly owned Properties (including one Property in Little Canada, Minnesota, which was sold in June 1995) and during the quarter ended March 31, 1996, the Partnership and Caro Joint Venture owned and leased 37 wholly owned Properties, to operators of fast-food and family-style restaurant chains. In connection therewith, the Partnership and Caro Joint Venture earned $836,648 and $794,930, during the quarters ended March 31, 1996 and 1995, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties. Rental and earned income for the quarter ended March 31, 1996, as compared to the quarter ended March 31, 1995, increased approximately $21,500 during the quarter ended March 31, 1996, as a result of the fact that in April 1995 the Partnership entered into a new lease for the Property in Hermitage, Tennessee, for which rent commenced in June 1995. No rental income was earned during the quarter ended March 31, 1995, relating to this Property as a result of the fact that the tenant exercised its option to terminate the lease in August 1994.

      Rental and earned income also increased during the quarter ended March 31, 1996, as compared to the quarter ended March 31, 1995, as a result of the fact that the Partnership recorded as income approximately $18,600 in rental payment deferrals for the two Properties leased by the same tenant in Chester, Pennsylvania, and Orlando, Florida. Previously, the Partnership had established an allowance for doubtful accounts for these amounts. In March 1996, the Partnership entered into an agreement with the tenant to collect the remaining balance as discussed above in "Liquidity and Capital Resources." If such amounts are collected, the Partnership will reverse the remaining related allowance for doubtful accounts and record such amounts as income.

      In addition, rental and earned income increased approximately $16,300, due to the acquisition of a Property located in Broken Arrow, Oklahoma, in August 1995 with the net sales proceeds from the sale of the Property in Little Canada, Minnesota, in June 1995. The increase in rental income during the quarter ended March 31, 1995, was partially offset by a decrease of approximately $8,200 due to the sale of the Property in Little Canada, Minnesota, in June 1995.

      During the quarters ended March 31, 1996 and 1995, the Partnership also owned and leased three Properties indirectly through joint venture arrangements and one Property with an affiliate as tenants-in-common, and for the quarter ended March 31, 1996, owned and leased one additional Property as tenants-in-common with affiliates of the general partners. In connection therewith, during the quarters ended March 31, 1996 and 1995, the Partnership earned $22,605 and $19,759, respectively, attributable to the net income earned by these unconsolidated joint ventures. The increase in net income earned by unconsolidated joint ventures during the quarter ended March 31, 1996, as compared to the quarter ended March 31, 1995, is primarily attributable to the Partnership investing in a Golden Corral Property in Clinton, North Carolina, with affiliates as tenants-in-common in January 1996.

      During the quarter ended March 31, 1996, four restaurant chains, Hardee's, Burger King, Denny's, and Golden Corral Family Steakhouse Restaurants, each accounted for more than ten percent of the Partnership's total rental income during the quarter ended March 31, 1996 (including the Partnership's share of rental income from three Properties owned by a joint venture and two Properties owned with affiliates as tenants-in-common). During the remainder of 1996 and subsequent years, it is anticipated that these four restaurant chains each will continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these restaurant chains could materially affect the Partnership's income.

      Operating expenses, including depreciation and amortization expense, were $184,447 and $167,036 for the quarters ended March 31, 1996 and 1995, respectively. The increase in operating expenses during the quarter ended March 31, 1996, as compared to the quarter ended March 31, 1995, is primarily the result of an increase in (i) accounting and administrative expenses associated with operating the Partnership and its Properties and (ii) insurance expense as a result of the general partners obtaining contingent liability and property coverage for the Partnership, effective May 1995. This insurance policy is intended to reduce the Partnership's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to cover a claim relating to the Property. Operating expenses also increased due to the fact that during the quarter ended March 31, 1996, the Partnership incurred professional services as a result of appraisal updates obtained to prepare an annual statement of unit valuation to qualified plans in accordance with the Partnership's partnership agreement. During 1995, these professional services were incurred during the quarter ended June 30, 1995.

      The increase in operating expenses during the quarter ended March 31, 1996, was partially offset by a decrease in real estate tax expense due to the fact that during the quarter ended March 31, 1995, the Partnership incurred $2,763 in real estate taxes relating to the Property in Hermitage, Tennessee as a result of the former tenant exercising its option to terminate its lease in August 1994. No real estate taxes were incurred during the quarter ended March 31, 1996, as a result of the Partnership entering into a new lease for this Property in April 1995, under which the tenant is responsible for real estate taxes in accordance with the terms of the lease.







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

Item 4.     Submission of Matters to a Vote of Security Holders.
            ---------------------------------------------------

            Inapplicable.

Item 5.     Other Information.  Inapplicable.
            -----------------

Item 6.     Exhibits and Reports on Form 8-K.
            --------------------------------

            (a)   The following exhibit is filed as a part of this report.

            4.2 Amended and Restated Agreement of Limited Partnership of CNL Income Fund VI, Ltd. (Filed herewith.)

            (b) No reports on Form 8-K were filed during the quarter ended March 31, 1996.






                                  SIGNATURES
                                  ----------


      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      DATED this 10th day of May, 1996.

                              CNL INCOME FUND VI, LTD.

                              By:   CNL REALTY CORPORATION
                                    General Partner

                                    By:   /s/ James M. Seneff, Jr.
                                          -----------------------------
                                          JAMES M. SENEFF, JR.
                                          Chief Executive Officer
                                          (Principal Executive Officer)

                                    By:   /s/ Robert A. Bourne
                                          -----------------------------
                                          ROBERT A. BOURNE
                                          President and Treasurer
                                          (Principal Financial and
                                          Accounting Officer)