Form 10-Q
period 1996-06-30
CNL INCOME FUND VI LTD
filed 1996-08-14
CIK 837986

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(X)            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

( )           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


                             Commission file number
                                     0-19144


                            CNL Income Fund VI, Ltd.
             (Exact name of registrant as specified in its charter)


          Florida                                       59-2922954
(State or other jurisdiction                       (I.R.S. Employer
of incorporation or organiza-                      Identification No.)
tion)


400 E. South Street, #500
Orlando, Florida                                          32801
- ----------------------------                        -----------------
(Address of principal                                  (Zip Code)
executive offices)


Registrant's telephone number
(including area code)                                 (407) 422-1574


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes     X      No

                                    CONTENTS




Part I                                                              Page

  Item 1.  Financial Statements:

    Condensed Balance Sheets                                        1

    Condensed Statements of Income                                  2

    Condensed Statements of Partners' Capital                       3

    Condensed Statements of Cash Flows                              4

    Notes to Condensed Financial Statements                         5-6

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                                  7-10

Part II

  Other Information                                                 11

                            CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                              June 30,               December 31,
           ASSETS                                                              1996                      1995
                                                                            -----------              -----------
Land and buildings on operating
  leases, less accumulated
  depreciation of $2,959,063
  and $2,717,746                                                            $22,369,369             $22,610,686
Net investment in direct
  financing leases                                                            4,694,116               4,727,201
Investment in joint ventures                                                  1,031,887                 867,708
Mortgage note receivable                                                             -                    3,056
Cash and cash equivalents                                                     1,019,546               1,120,999
Receivables, less allowance for
  doubtful accounts of $110,486
  and $194,409                                                                   77,906                  85,339
Prepaid expenses                                                                  7,526                   5,250
Lease costs, less accumulated
  amortization of $2,746 and $1,801                                              14,954                  15,899
Accrued rental income, less
  allowance for doubtful accounts
  of $9,697 and $9,160                                                        1,026,655                 979,445
Other assets                                                                     26,731                  26,731
                                                                            -----------             -----------

                                                                            $30,268,690             $30,442,314
                                                                            ===========             ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                            $    15,064             $    19,846
Accrued and escrowed real estate
  taxes payable                                                                   6,137                  10,424
Due to related parties                                                            5,885                   6,024
Distributions payable                                                           787,500                 787,500
Rents paid in advance                                                            15,612                   4,417
                                                                            -----------             -----------
    Total liabilities                                                           830,198                 828,211

Minority interest                                                               160,882                 153,337

Partners' capital                                                            29,277,610              29,460,766
                                                                            -----------             -----------

                                                                            $30,268,690             $30,442,314
                                                                            ===========             ===========






           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                         Quarter Ended                    Six Months Ended
                                                           June 30,                            June 30,
                                                      1996          1995                1996              1995
                                                    --------      --------           ----------        -------
Revenues:
  Rental income from
    operating leases                                $696,372      $680,520           $1,390,419        $1,364,254
  Earned income from direct
    financing leases                                 138,782       110,810              281,383           222,006
  Contingent rental income                             4,171         5,894               10,500            10,719
  Interest and other income                           14,497        11,274               26,599            22,388
                                                    --------      --------           ----------        ----------
                                                     853,822       808,498            1,708,901         1,619,367
                                                    --------      --------           ----------        ----------

Expenses:
  General operating and
    administrative                                    42,579        33,998               86,812            62,501
  Professional services                                4,294        10,841               15,363            16,439
  Real estate taxes                                       -          1,224                   -              3,987
  State and other taxes                                  114           259                8,128             6,789
  Depreciation and
    amortization                                     121,131       124,579              242,262           248,221
                                                    --------      --------           ----------        ----------
                                                     168,118       170,901              352,565           337,937
                                                    --------      --------           ----------        ----------

Income Before Minority
  Interest in Income of
  Consolidated Joint
  Venture, Equity in Earnings
  of Unconsolidated Joint
  Venture and Gain on Sale
  of Land and Building                               685,704       637,597            1,356,336         1,281,430

Minority Interest in
  Income of Consolidated
  Joint Venture                                       (5,465)       (4,668)             (11,069)           (9,214)

Equity in Earnings of
  Unconsolidated Joint
  Ventures                                            23,972        20,455               46,577            40,214

Gain on Sale of Land and
  Building                                                -        103,283                   -            103,283
                                                    --------      --------           ----------        ----------

Net Income                                          $704,211      $756,667           $1,391,844        $1,415,713
                                                    ========      ========           ==========        ==========

Allocation of Net Income:
  General partners                                  $  7,042      $  7,329           $   13,918        $   13,919
  Limited partners                                   697,169       749,338            1,377,926         1,401,794
                                                    --------      --------           ----------        ----------

                                                    $704,211      $756,667           $1,391,844        $1,415,713
                                                    ========      ========           ==========        ==========
Net Income Per Limited
  Partner Unit                                      $   9.96      $  10.70           $    19.68        $    20.03
                                                    ========      ========           ==========        ==========

Weighted Average Number of
  Limited Partner Units
  Outstanding                                         70,000        70,000               70,000            70,000
                                                    ========      ========           ==========        ==========

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)
                   CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                                                       Six Months Ended               Year Ended
                                                                            June 30,                 December 31,
                                                                             1996                        1995
                                                                       ----------------              ------------
General partners:
  Beginning balance                                                     $   175,673                 $   147,262
  Net income                                                                 13,918                      28,411
                                                                        -----------                 -----------
                                                                            189,591                     175,673
                                                                        -----------                 -----------

Limited partners:
  Beginning balance                                                      29,285,093                  29,602,123
  Net income                                                              1,377,926                   2,832,970
  Distributions ($22.50 and
    $45.00 per limited partner
    unit, respectively)                                                  (1,575,000)                 (3,150,000)
                                                                        -----------                 -----------
                                                                         29,088,019                  29,285,093
                                                                        -----------                 -----------

Total partners' capital                                                 $29,277,610                 $29,460,766
                                                                        ===========                 ===========


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                         Six Months Ended
                                                                                            June 30,
                                                                                     1996                1995
                                                                                 -----------          -----------
Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating
      Activities                                                                 $ 1,650,988          $ 1,571,973
                                                                                 -----------          -----------

    Cash Flows from Investing Activities:
      Proceeds from sale of land and
        building                                                                          -               899,574
      Increase in restricted cash                                                         -              (894,574)
      Investment in joint ventures                                                  (173,650)                   -
      Collections on mortgage note receivable                                          3,033                    -
      Payment of lease costs                                                          (3,300)                   -
                                                                                 -----------          -----------
          Net cash provided by (used in)
            investing activities                                                    (173,917)               5,000
                                                                                 -----------          -----------

    Cash Flows from Financing Activities:
      Distributions to limited partners                                           (1,575,000)          (1,575,000)
      Distributions to holder of minority
        interest                                                                      (3,524)              (4,526)
                                                                                 -----------          ------------
          Net cash used in financing
            activities                                                            (1,578,524)          (1,579,526)
                                                                                 -----------          -----------

Net Decrease in Cash and Cash Equivalents                                           (101,453)              (2,553)

Cash and Cash Equivalents at Beginning
  of Period                                                                        1,120,999              926,481
                                                                                 -----------          -----------

Cash and Cash Equivalents at End of
  Period                                                                         $ 1,019,546          $   923,928
                                                                                 ===========          ===========

Supplemental Schedule of Non-Cash Investing and Financing Activities:

    Building costs incurred and unpaid at
      end of period                                                              $         -          $    25,646
                                                                                 ===========          ===========

    Lease costs incurred and unpaid at
      end of period                                                              $         -          $    16,500
                                                                                 ===========          ===========

    Distributions declared and unpaid
      at end of period                                                           $   787,500          $   787,500
                                                                                 ===========          ===========





           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1996 and 1995


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 1996, may not be indicative of the results that may be expected for the year ending December 31, 1996. Amounts as of December 31, 1995, included in the financial statements, have been derived from audited financial statements as of that date.

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

                            CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)
              NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
              Quarters and Six Months Ended June 30, 1996 and 1995


2.       Investment in Joint Ventures - Continued:

         The following presents the combined, condensed financial information for all of the Partnership's investments in joint ventures at:

                                                                       June 30,               December 31,
                                                                         1996                     1995
                                                                      ----------              -----------
                  Land and buildings on
                    operating leases,
                    less accumulated
                    depreciation                                      $3,502,728              $2,726,011
                  Net investment in
                    direct financing
                    lease                                                405,432                 408,936
                  Cash                                                   154,956                   1,950
                  Receivables                                             12,042                  18,298
                  Accrued rental income                                  182,187                 170,695
                  Other assets                                            45,807                  47,283
                  Liabilities                                              1,380                   2,208
                  Partners' capital                                    4,301,772               3,370,965
                  Revenues                                               252,909                 432,218
                  Net income                                             207,203                 363,865

         The Partnership recognized income totalling $46,577 and $40,214 for the six months ended June 30, 1996 and 1995, respectively, from these joint ventures, $23,972 and $20,455 of which was earned during the quarters ended June 30, 1996 and 1995, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund VI, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 17, 1988, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 1996, the Partnership owned 43 Properties, including four Properties owned by joint ventures in which the Partnership is a co-venturer and two Properties owned with affiliates as tenants-in-common.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the six months ended June 30, 1996 and 1995, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $1,650,988 and $1,571,973 for the six months ended June 30, 1996 and 1995, respectively. The increase in cash from operations for the six months ended June 30, 1996, is primarily a result of changes in income and expenses, (excluding gain on sale) as discussed below in "Results of Operations".

         Other sources and uses of capital included the following during the six months ended June 30, 1996.

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

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At June 30, 1996, the Partnership had $1,019,546 invested in such short-term investments as compared to $1,120,999 at December 31, 1995. The decrease in cash and cash equivalents during the six months ended June 30, 1996, is primarily the result of the Partnership investing approximately $173,700 in a Golden Corral Property, as described above. The funds remaining at June 30, 1996, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

         Total liabilities of the Partnership, including distributions payable, increased to $830,198 at June 30, 1996, from $828,211 at December 31, 1995. The general partners believe the Partnership has sufficient cash on hand to meet the Partnership's current working capital needs.

         Based primarily on cash from operations, the Partnership declared distributions to the limited partners of $1,575,000 for each of the six months ended June 30, 1996 and 1995 ($787,500 for each of the quarters ended June 30, 1996 and 1995). This represents distributions for each applicable six months of $22.50 per unit ($11.25 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and six months ended June 30, 1996 and 1995. No amounts distributed or to be distributed to the limited partners for the six months ended June 30, 1996 and 1995, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available to the limited partners on a quarterly basis.

         The Partnership's investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who generally meet specified financial standards minimizes the Partner- ship's operating expenses. The general partners believe that the leases will continue to generate cash flow in excess of operating expenses.

         The general partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the operations of the Partnership.

Results of Operations

         During the six months ended June 30, 1995, the Partnership and its consolidated joint venture, Caro Joint Venture, owned and leased 38 wholly owned Properties (including one Property in Little Canada, Minnesota, which was sold in June 1995) and during the six months ended June 30, 1996, the Partnership and Caro Joint Venture owned and leased 39 wholly owned Properties, to operators of fast-food and family-style restaurant chains. In connection therewith, the Partnership and Caro Joint Venture earned $1,671,802 and $1,586,260, during the six months ended June 30, 1996 and 1995, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties, $835,154 and $791,330 of which was earned during the quarters ended June 30, 1996 and 1995. Rental and earned income increased approximately $20,300 and $36,600, respectively, for the quarter and six months June 30, 1996, due to the acquisition of a Property located in Broken Arrow, Oklahoma, in August 1995 with the net sales proceeds from the sale of the Property in Little Canada, Minnesota, in June 1995. The increase in rental income was partially offset by a decrease of approximately $8,200 during the six months ended June 30, 1996, due to the sale of the Property in Little Canada, Minnesota, in June 1995.

         Rental and earned income also increased during the six months ended June 30, 1996, as a result of the fact that the Partnership collected and recorded as income approximately $18,600 in rental payment deferrals for the two Properties leased by the same tenant in Chester, Pennsylvania, and Orlando, Florida. Previously, the Partnership had established an allowance for doubtful accounts for these amounts. These amounts were collected in accordance with the agreement entered into in March 1996, with the tenant to collect the remaining balance of the rental payment deferral amounts as discussed above in "Liquidity and Capital Resources." If such amounts are collected, the Partnership will reverse the remaining related allowance for doubtful accounts and record such amounts as income. Rental and earned income also increased during the quarter ended June 30, 1996, as a result of the fact that during the quarter ended June 30, 1995, the Partnership established an allowance for doubtful accounts of approximately $13,300 for rental payment deferral amounts deemed uncollectible. No such allowance was established during the quarter ended June 30, 1996.

         In addition, rental and earned income increased approximately $9,600 and $31,100 during the quarter and six months ended June 30, 1996, respectively, as a result of the fact that in April 1995 the Partnership entered into a new lease for the Property in Hermitage, Tennessee, for which rent commenced in June 1995.

         For the six months ended June 30, 1996 and 1995, the Partnership also earned $10,500 and $10,719 respectively, in contingent rental income $4,171 and $5,894 of which was earned during the quarters ended June 30, 1996 and 1995, respectively.

         During the six months ended June 30, 1996 and 1995, the Partnership also owned and leased three Properties indirectly through joint venture arrangements and one Property with an affiliate as tenants-in-common, and for the six months ended June 30, 1996, owned and leased one additional Property as tenants-in-common with affiliates of the general partners. In connection therewith, during the six months ended June 30, 1996 and 1995, the Partnership earned $46,577 and $40,214, respectively, attributable to the net income earned by these unconsolidated joint ventures, $23,972 and $20,455 of which was earned during the quarters ended June 30, 1996 and 1995, respectively. The increase in net income earned by unconsolidated joint ventures is primarily attributable to the Partnership investing in a Golden Corral Property in Clinton, North Carolina, with affiliates as tenants-in-common in January 1996.

         Operating expenses, including depreciation and amortization expense, were $352,565 and $337,937 for the six months ended June 30, 1996 and 1995, respectively, of which $168,118 and $170,901 were incurred for the quarters ended June 30, 1996 and 1995, respectively. The increase in operating expenses during the six months ended June 30, 1996, is primarily the result of an increase in accounting and administrative expenses associated with operating the Partnership and its Properties and insurance expense as a result of the general partners obtaining contingent liability and property coverage for the Partnership, effective May 1995. This insurance policy is intended to reduce the Partnership's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to cover a claim relating to the Property.

         The increase in operating expenses was partially offset by a decrease in depreciation expense as a result of the sale of the Property in Little Canada, Minnesota, in June 1995. Operating expenses also decreased due to the fact that during the six months ended June 30, 1995, the Partnership incurred real estate taxes relating to the Property in Hermitage, Tennessee, as a result of the former tenant exercising its option to terminate its lease in August 1994. No real estate taxes were incurred during 1996 as a result of the Partnership entering into a new lease for this Property in April 1995, under which the tenant is responsible for real estate taxes in accordance with the terms of the lease.

         As a result of the sale of the Property in Little Canada, Minnesota, in June 1995, the Partnership recognized a gain for financial reporting purposes of $103,283 during the quarter and six months ended June 30, 1995. No Properties were sold during the quarter and six months ended June 30, 1996.

                          PART II.  OTHER INFORMATION


Item 1.           Legal Proceedings.  Inapplicable.

Item 2.           Changes in Securities.  Inapplicable.

Item 3.           Defaults upon Senior Securities.  Inapplicable.

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Inapplicable.

Item 5.           Other Information.  Inapplicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits - None.

                  (b) No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 12th day of August, 1996.

                                CNL INCOME FUND VI, LTD.

                                By:      CNL REALTY CORPORATION
                                         General Partner

                                         By: /s/ James M. Seneff, Jr.
                                             JAMES M. SENEFF, JR.
                                             Chief Executive Officer
                                             (Principal Executive Officer)

                                         By: /s/ Robert A. Bourne
                                             ROBERT A. BOURNE
                                             President and Treasurer
                                             (Principal Financial and
                                             Accounting Officer)