Form 10-Q
period 1996-09-30
CNL INCOME FUND VI LTD
filed 1996-11-08
CIK 837986

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


(X)            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 1996
                               -----------------------------------

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


                    CNL Income Fund VI, Ltd.
------------------------------------------------------------------
     (Exact name of registrant as specified in its charter)


          Florida                           59-2922954
----------------------------       -------------------------------
(State or other jurisdiction              (I.R.S. Employer
of incorporation or organiza-            Identification No.)
tion)


400 E. South Street, #500
Orlando, Florida                                32801
----------------------------        -------------------------------
(Address of principal                        (Zip Code)
executive offices)


Registrant's telephone number
(including area code)                       (407) 422-1574
                                   -------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes     X      No
                                                      -------       -------





                                   CONTENTS
                                   --------




Part I                                                            Page
                                                                  ----

  Item 1.  Financial Statements:

    Condensed Balance Sheets                                      1

    Condensed Statements of Income                                2

    Condensed Statements of Partners' Capital                     3

    Condensed Statements of Cash Flows                            4

    Notes to Condensed Financial Statements                       5-6

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                                7-11

Part II

  Other Information                                               12





                           CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)
                           CONDENSED BALANCE SHEETS


                                              September 30,      December 31,
           ASSETS                                 1996               1995
                                              -------------      ------------

Land and buildings on operating
  leases, less accumulated
  depreciation of $3,079,722
  and $2,717,746                               $22,248,710       $22,610,686
Net investment in direct
  financing leases                               4,676,829         4,727,201
Investment in joint ventures                       999,690           867,708
Mortgage note receivable                                -              3,056
Cash and cash equivalents                        1,110,151         1,120,999
Receivables, less allowance for
  doubtful accounts of $111,755
  and $194,409                                      55,537            85,339
Prepaid expenses                                     4,811             5,250
Lease costs, less accumulated
  amortization of $3,218 and
  $1,801                                            14,482            15,899
Accrued rental income, less
  allowance for doubtful
  accounts of $9,697 and $9,160                  1,055,433           979,445
Other assets                                        26,731            26,731
                                               -----------       -----------

                                               $30,192,374       $30,442,314
                                               ===========       ===========
LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                               $    16,120       $    19,846
Accrued and escrowed real estate
  taxes payable                                     13,220            10,424
Due to related parties                               6,621             6,024
Distributions payable                              787,500           787,500
Rents paid in advance                               22,232             4,417
                                               -----------       -----------
    Total liabilities                              845,693           828,211

Minority interest                                  156,160           153,337

Partners' capital                               29,190,521        29,460,766
                                               -----------       -----------

                                               $30,192,374       $30,442,314
                                               ===========       ===========



           See accompanying notes to condensed financial statements.




                           CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)
                        CONDENSED STATEMENTS OF INCOME


                                  Quarter Ended         Nine Months Ended
                                  September 30,            September 30,
                                  1996       1995        1996         1995
                                --------   --------   ----------   ----------

Revenues:
  Rental income from
    operating leases            $699,760   $681,906   $2,090,179   $2,046,160
  Earned income from direct
    financing leases             138,280    115,799      419,663      337,805
  Contingent rental income         4,786     12,293       15,286       23,012
  Interest and other income        8,785     15,324       35,384       37,712
                                --------   --------   ----------   ----------
                                 851,611    825,322    2,560,512    2,444,689
                                --------   --------   ----------   ----------

Expenses:
  General operating and
    administrative                39,121     38,012      125,933      100,513
  Professional services            6,287      5,066       21,650       21,505
  Real estate taxes                3,833     (3,987)       3,833           -
  State and other taxes               -         150        8,128        6,939
  Depreciation and amorti-
    zation                       121,131    121,399      363,393      369,620
                                --------   --------   ----------   ----------
                                 170,372    160,640      522,937      498,577
                                --------   --------   ----------   ----------

Income Before Minority
  Interest in Income of
  Consolidated Joint Venture,
  Equity in Earnings of
  Unconsolidated Joint
  Ventures, Gain on Sale
  of Land and Buildings and
  Loss on Sale of Land           681,239    664,682    2,037,575    1,946,112

Minority Interest in Income
  of Consolidated Joint
  Venture                         (5,191)    (4,924)     (16,260)     (14,138)

Equity in Earnings of Uncon-
  solidated Joint Ventures        24,363     21,105       70,940       61,319

Gain on Sale of Land and
  Buildings                           -          -            -       103,283

Loss on Sale of Land                  -      (7,370)          -        (7,370)
                                --------   --------   ----------   ----------

Net Income                      $700,411   $673,493   $2,092,255   $2,089,206
                                ========   ========   ==========   ==========

Allocation of Net Income:
  General partners              $  7,004   $  6,735   $   20,922   $   20,892
  Limited partners               693,407    666,758    2,071,333    2,068,314
                                --------   --------   ----------   ----------

                                $700,411   $673,493   $2,092,255   $2,089,206
                                ========   ========   ==========   ==========

Net Income Per Limited
  Partner Unit                  $   9.91   $   9.53   $    29.59   $    29.55
                                ========   ========   ==========   ==========

Weighted Average Number
  of Limited Partner Units
  Outstanding                     70,000     70,000       70,000       70,000
                                ========   ========   ==========   ==========


           See accompanying notes to condensed financial statements.




                           CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)
                   CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                          Nine Months Ended       Year Ended
                                            September 30,        December 31,
                                                1996                 1995
                                          -----------------      ------------

General partners:
  Beginning balance                         $   175,673         $   147,262
  Net income                                     20,922              28,411
                                            -----------         -----------
                                                196,595             175,673
                                            -----------         -----------

Limited partners:
  Beginning balance                          29,285,093          29,602,123
  Net income                                  2,071,333           2,832,970
  Distributions ($33.75 and
    $45.00 per limited
    partner unit,
    respectively)                            (2,362,500)         (3,150,000)
                                            -----------         -----------
                                             28,993,926          29,285,093
                                            -----------         -----------

Total partners' capital                     $29,190,521         $29,460,766
                                            ===========         ===========


           See accompanying notes to condensed financial statements.




                           CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)
                      CONDENSED STATEMENTS OF CASH FLOWS


                                                      Nine Months Ended
                                                        September 30,
                                                       1996         1995
                                                   -----------   -----------

Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating Activities      $ 2,511,446   $ 2,434,251
                                                   -----------   -----------

    Cash Flows from Investing Activities:
      Proceeds from sale of land and
        building                                            -        899,502
      Additions to land and buildings
        on operating leases                                 -       (205,056)
      Investment in direct financing leases                 -       (517,029)
      Investment in joint venture                     (173,650)           -
      Return of capital from joint venture              27,560            -
      Collections on mortgage note
        receivable                                       3,033            -
      Increase in restricted cash                           -         (5,655)
      Payment of lease costs                            (3,300)           -
                                                   -----------   -----------
          Net cash provided by (used in)
            investing activities                      (146,357)      171,762
                                                   -----------   -----------

    Cash Flows from Financing Activities:
      Distributions to limited partners             (2,362,500)   (2,362,500)
      Distributions to holder of minority
        interest                                       (13,437)      (20,659)
                                                   -----------   -----------
          Net cash used in financing
            activities                              (2,375,937)   (2,383,159)
                                                   -----------   -----------

Net Increase (Decrease) in Cash and
  Cash Equivalents                                     (10,848)      222,854

Cash and Cash Equivalents at Beginning
  of Period                                          1,120,999       926,481
                                                   -----------   -----------

Cash and Cash Equivalents at End of Period         $ 1,110,151   $ 1,149,335
                                                   ===========   ===========

Supplemental Schedule of Non-Cash
  Investing and Financing Activities:
    Building costs incurred and unpaid
      at end of period                             $        -    $    28,844
                                                   ===========   ===========

    Mortgage note accepted in exchange
      for sale of land                             $        -    $     6,000
                                                   ===========   ===========

    Lease costs incurred and unpaid at
      end of period                                $        -    $    16,500
                                                   ===========   ===========

    Distributions declared and unpaid
      at end of period                             $   787,500   $   787,500
                                                   ===========   ===========


           See accompanying notes to condensed financial statements.





                           CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
          Quarters and Nine Months Ended September 30, 1996 and 1995


1.    Basis of Presentation:
      ---------------------

      The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 1996, may not be indicative of the results that may be expected for the year ending December 31, 1996. Amounts as of December 31, 1995, included in the financial statements, have been derived from audited financial statements as of that date.

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

2.    Investment in Joint Ventures:
      ----------------------------

      In January 1996, the Partnership acquired an approximate 18 percent interest in a Golden Corral property in Clinton, North Carolina, as tenants-in-common with affiliates of the general partners. The Partnership accounts for its investment in this property using the equity method since the Partnership shares control with affiliates, and amounts relating to its investment are included in investment in joint ventures. In August 1996, the Partnership received approximately $27,600, representing a return of capital, for excess construction costs funded as part of the initial investment in January 1996. As of September 30, 1996, the Partnership owned an approximate 18 percent interest in this property.

      The following presents the combined, condensed financial information for all of the Partnership's investments in joint ventures at:

                                          September 30,      December 31,
                                              1996               1995
                                          -------------      ------------

            Land and buildings on
              operating leases,
              less accumulated
              depreciation                  $3,482,910        $2,726,011
            Net investment in
              direct financing
              lease                            403,577           408,936
            Cash                                 1,934             1,950
            Receivables                         11,482            18,298
            Accrued rental income              186,891           170,695
            Other assets                        45,199            47,283
            Liabilities                          1,134             2,208
            Partners' capital                4,130,859         3,370,965
            Revenues                           385,485           432,218
            Net income                         316,895           363,865

      The Partnership recognized income totalling $70,940 and $61,319 for the nine months ended September 30, 1996 and 1995, respectively, from these joint ventures, $24,363 and $21,105 of which was earned during the quarters ended September 30, 1996 and 1995, respectively.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      CNL Income Fund VI, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 17, 1988, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 1996, the Partnership owned 43 Properties, including four Properties owned by joint ventures in which the Partnership is a co-venturer and two Properties owned with affiliates as tenants-in-common.

Liquidity and Capital Resources
-------------------------------

      The Partnership's primary source of capital for the nine months ended September 30, 1996 and 1995, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $2,511,446 and $2,434,251 for the nine months ended September 30, 1996 and 1995, respectively. The increase in cash from operations for the nine months ended September 30, 1996, is primarily a result of changes in income and expenses, (excluding gain on sale of land and building and loss on sale of land) as discussed below in "Results of Operations" and changes in the Partnership's working capital.

      Other sources and uses of capital included the following during the nine months ended September 30, 1996.

      In January 1996, the Partnership reinvested the remaining net sales proceeds from the 1995 sale of the Property in Little Canada, Minnesota, in a Golden Corral Property located in Clinton, North Carolina, with affiliates of the general partners as tenants-in-common. In connection therewith, the Partnership and its affiliates entered into an agreement whereby each co-venturer will share in the profits and losses of the Property in proportion to its applicable percentage interest. In August 1996, the Partnership received approximately $27,600, representing a return of capital, for excess construction costs funded as part of the initial investment in January 1996. The Partnership intends to use these funds for other Partnership purposes. As of September 30, 1996, the Partnership owned an approximate 18 percent interest in this property.

      In connection with the 1995 sale of a small portion of the land of the Property in Orlando, Florida, the Partnership accepted a promissory note for $6,000. The note was collateralized by a mortgage on the Property, bore interest at a rate of nine percent per annum and was collected in six monthly installments of $1,026. The note was collected in full in February 1996.

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

      Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At September 30, 1996, the Partnership had $1,110,151 invested in such short-term investments, as compared to $1,120,999 at December 31, 1995. The funds remaining at September 30, 1996, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

      Total liabilities of the Partnership, including distributions payable, increased to $845,693 at September 30, 1996, from $828,211 at December 31, 1995, primarily as the result of an increase in rents paid in advance during the nine months ended September 30, 1996. The general partners believe the Partnership has sufficient cash on hand to meet the Partnership's current working capital needs.

      Based primarily on cash from operations, the Partnership declared distributions to the limited partners of $2,362,500 for each of the nine months ended September 30, 1996 and 1995 ($787,500 for each of the quarters ended September 30, 1996 and 1995). This represents distributions for each applicable nine months of $33.75 per unit ($11.25 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and nine months ended September 30, 1996 and 1995. No amounts distributed or to be distributed to the limited partners for the nine months ended September 30, 1996 and 1995, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available to the limited partners on a quarterly basis.

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

Results of Operations
---------------------

      During the nine months ended September 30, 1995, the Partnership and its consolidated joint venture, Caro Joint Venture, owned and leased 39 wholly owned Properties (including one Property in Little Canada, Minnesota, which was sold in June 1995) and during the nine months ended September 30, 1996, the Partnership and Caro Joint Venture owned and leased 38 wholly owned Properties, to operators of fast-food and family-style restaurant chains. In connection therewith, the Partnership and Caro Joint Venture earned $2,509,842 and $2,383,965 during the nine months ended September 30, 1996 and 1995, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties, $838,040 and $797,705 of which was earned during the quarters ended September 30, 1996 and 1995. Rental and earned income increased approximately $10,500 and $47,000, respectively, for the quarter and nine months ended September 30, 1996, due to the acquisition of a Property located in Broken Arrow, Oklahoma, in August 1995 with the net sales proceeds from the sale of the Property in Little Canada, Minnesota, in June 1995. The increase in rental income was partially offset by a decrease of approximately $6,700 during the nine months ended September 30, 1996, due to the sale of the Property in Little Canada, Minnesota, in June 1995.

      Rental and earned income also increased during the nine months ended September 30, 1996, as a result of the fact that the Partnership collected and recorded as income approximately $5,300 in rental payment deferrals for the two Properties leased by the same tenant in Chester, Pennsylvania, and Orlando, Florida. Previously, the Partnership had established an allowance for doubtful accounts for these amounts. These amounts were collected in accordance with the agreement entered into in March 1996, with the tenant to collect the remaining balance of the rental payment deferral amounts as discussed above in "Liquidity and Capital Resources." If such amounts are collected, the Partnership will reverse the remaining related allowance for doubtful accounts and record such amounts as income. Rental and earned income also increased during the quarter and nine months ended September 30, 1996, as a result of the fact that during the quarter and nine months ended September 30, 1995, the Partnership established an allowance for doubtful accounts of approximately $13,300 and $39,700, respectively, for rental payment deferral amounts deemed uncollectible. No such allowance was established during the quarter and nine months ended September 30, 1996.

      In addition, rental and earned income increased approximately $7,800 and $38,900 during the quarter and nine months ended September 30, 1996, respectively, as a result of the fact that in April 1995 the Partnership entered into a new lease for the Property in Hermitage, Tennessee, for which rent commenced in June 1995.

      For the nine months ended September 30, 1996 and 1995, the Partnership also earned $15,286 and $23,012, respectively, in contingent rental income, $4,786 and $12,293 of which was earned during the quarters ended September 30, 1996 and 1995, respectively. The decrease in contingent rental income during the quarter and nine months ended September 30, 1996, is primarily attributable to a decrease in gross sales of certain restaurant Properties requiring the payment of contingent rental income.

      During the nine months ended September 30, 1996 and 1995, the Partnership also owned and leased three Properties indirectly through joint venture arrangements and one Property with an affiliate as tenants-in-common, and for the nine months ended September 30, 1996, owned and leased one additional Property as tenants-in-common with affiliates of the general
partners.   In connection therewith, during the nine months ended September
30, 1996 and 1995, the Partnership earned $70,940 and $61,319, respectively, attributable to the net income earned by these unconsolidated joint ventures, $24,363 and $21,105 of which was earned during the quarters ended September 30, 1996 and 1995, respectively. The increase in net income earned by unconsolidated joint ventures is primarily attributable to the Partnership investing in a Golden Corral Property in Clinton, North Carolina, with affiliates as tenants-in-common in January 1996.

      Operating expenses, including depreciation and amortization expense, were $522,937 and $498,577 for the nine months ended September 30, 1996 and 1995, respectively, of which $170,372 and $160,640 were incurred for the quarters ended September 30, 1996 and 1995, respectively. The increase in operating expenses during the nine months ended September 30, 1996, is primarily the result of an increase in accounting and administrative expenses associated with operating the Partnership and its Properties and insurance expense as a result of the general partners obtaining contingent liability and property coverage for the Partnership, effective May 1995. This insurance policy is intended to reduce the Partnership's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to cover a claim relating to the Property.

      In addition, the increase in operating expenses during the quarter and nine months ended September 30, 1996, is partially attributable to the fact that the Partnership accrued $3,833 in past due real estate taxes relating to its Property in Caro, Michigan, owned by its consolidated joint venture, Caro Joint Venture. Payment of these taxes remains the responsibility of the tenant of this Property; however, because of the current financial difficulties of the tenant, the general partners believe the tenant's ability to pay these expenses is doubtful. The Partnership intends to pursue collection from the tenant of any such amounts paid by the Partnership and will recognize such amounts as income if collected.

      The increase in operating expenses was partially offset by a decrease in depreciation expense as a result of the sale of the Property in Little Canada, Minnesota, in June 1995.

      As a result of the sale of the Property in Little Canada, Minnesota, in June 1995, the Partnership recognized a gain for financial reporting purposes of $103,283 and as a result of the sale of a portion of the land of the Property in Orlando, Florida, in August 1995, the Partnership recognized a loss of $7,370 during the nine months ended September 30, 1995. No Properties were sold during the nine months ended September 30, 1996.




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

Item 4.     Submission of Matters to a Vote of Security Holders.
            ---------------------------------------------------

            Inapplicable.

Item 5.     Other Information.  Inapplicable.
            -----------------

Item 6.     Exhibits and Reports on Form 8-K.
            --------------------------------

            (a)   Exhibits - None.

            (b) No reports on Form 8-K were filed during the quarter ended September 30, 1996.





                                  SIGNATURES
                                  ----------


      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      DATED this 7th day of November, 1996.

                              CNL INCOME FUND VI, LTD.

                              By:   CNL REALTY CORPORATION
                                    General Partner

                                    By:   /s/ James M. Seneff, Jr.
                                          -------------------------
                                          JAMES M. SENEFF, JR.
                                          Chief Executive Officer
                                          (Principal Executive Officer)

                                    By:   /s/ Robert A. Bourne
                                          -------------------------
                                          ROBERT A. BOURNE
                                          President and Treasurer
                                          (Principal Financial and
                                          Accounting Officer)