Form 10-K405
period 1996-12-31
CNL INCOME FUND VI LTD
filed 1997-03-31
CIK 837986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                                   FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:  Yes   [X]      No

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

         The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of selected national and regional fast-food and family-style restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $30,975,000, and were used to acquire 42 Properties, including interests in four Properties owned by joint ventures in which the Partnership is a co-venturer. During the year ended December 31, 1994, the Partnership sold its Properties in Batesville and Heber Springs, Arkansas, to the tenant and reinvested the net sales proceeds in a Jack in the Box Property in Dallas, Texas, and a Jack in the Box Property in Yuma, Arizona, which is owned as tenants-in-common with an affiliate of the General Partners. In addition, during the year ended December 31,1995, the Partnership sold its Property in Little Canada, Minnesota, and reinvested the majority of the net sales proceeds in a Denny's Property in Broken Arrow, Oklahoma. During the year ended December 31, 1996, the Partnership reinvested the remaining net sales proceeds from the sale of the Property in Little Canada, Minnesota, in a Property located in Clinton, North Carolina, with affiliates of the General Partners as tenants-in-common. Also, during the year ended December 31, 1996, the Partnership sold its Property in Dallas, Texas. As a result of the above transactions, as of December 31, 1996, the Partnership owned 42 Properties, including interests in four Properties owned by joint ventures in which the Partnership is a co-venturer and two Properties owned with affiliates as tenants-in-common. During February 1997, the Partnership reinvested the net sales proceeds from the sale of the Property in Dallas, Texas, in a Bertucci's Property located in Marietta, Georgia. Generally, the Properties are leased on a triple-net basis with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities.

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

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership and the joint ventures in which the Partnership is a co-venturer provide for initial terms, ranging from five to 20 years (the average being 18 years), and expire between 1998 and 2015. All leases are on a triple-net basis, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $37,900 to $185,700. Generally, the leases provide for percentage rent based on sales in excess of a specified amount. In addition, some of the leases provide that, commencing in the fourth to sixth lease year, the percentage rent will be an amount equal to the greater of the percentage rent calculated under the lease formula or a specified percentage (ranging from one to five percent) of the purchase price or gross sales.

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

         During 1991, a restaurant on one of the Partnership's Properties, Captain D's in Chester, Pennsylvania, ceased operations. In September 1992, the tenant and a franchisee of a regional Restaurant Chain entered into a sublease agreement for this Property and operations of the restaurant resumed. During 1994, the franchisee ceased operations of the Property in Chester, Pennsylvania. The original tenant of the Property will continue to be responsible for complying with the lease terms. The Partnership agreed to accept reduced rent for this Property and the Property leased by the same tenant in Orlando, Florida. The difference between the rent due on these Properties under the lease agreements and the rent collected for the period December 1, 1992 to March 31, 1996, was deferred. During 1996, the Partnership entered into an agreement with the tenant to collect these deferred amounts in annual installments through 2002. In conjunction therewith, the tenant began paying full rent in accordance with the terms of the original lease agreement.

         The term of the lease relating to the Property in Liverpool, New York, was terminated in December 1996. The Partnership is currently seeking a replacement tenant or purchaser for this Property.

Major Tenants

         During 1996, three lessees of the Partnership and its consolidated joint venture, Golden Corral Corporation, Restaurant Management Services, Inc. and Mid-America Corporation, each contributed more than ten percent of the Partnership's total rental income (including rental income from the Partnership's consolidated joint venture in which the Partnership is a co-venturer and the Partnership's share of the rental income from the three Properties owned by unconsolidated joint ventures and two Properties owned with affiliates as tenants-in-common). As of December 31, 1996, Golden Corral Corporation was the lessee under leases relating to five restaurants, Restaurant Management Services, Inc. was the lessee under leases relating to eight restaurants and Mid-America Corporation was the lessee under leases relating to four restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these three lessees each will continue to contribute more than ten percent of the Partnership's total rental income in 1997 and subsequent years. In addition, three Restaurant Chains, Golden Corral Family Steakhouse Restaurants, Hardee's and Burger King, each accounted for more than ten percent of the Partnership's total rental income in 1996 (including the Partnership's consolidated joint venture and the Partnership's share of the rental income from the three Properties owned by unconsolidated joint ventures in which the Partnership is a co-venturer and two Properties owned with affiliates as tenants-in-common). In subsequent years, it is anticipated that these three Restaurant Chains each will continue to account for more than ten percent of the Partnership's total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income. No single tenant or group of affiliated tenants lease Properties with an aggregate carrying value, excluding acquisition fees and certain acquisition expenses, in excess of 20 percent of the total assets of the Partnership.

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

         In addition to the above joint venture agreements, the Partnership entered into an agreement to hold a Jack in the Box Property as tenants-in-common with an affiliate of the General Partners. The agreement provides for the Partnership and the affiliate to share in the profits and losses of the Property in proportion to each co-venturer's percentage interest. The Partnership owns a 51.67% interest in this Property.

         In addition, in January 1996, the Partnership entered into an agreement to hold a Golden Corral Property as tenants-in-common with affiliates of the General Partners. The agreement provides for the Partnership and the affiliates to share in the profits and losses of the Property in proportion to each co-venturer's percentage interest. The Partnership owns a 17.93% interest in this Property.

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


Item 2.  Properties

         As of December 31, 1996, the Partnership owned, either directly or through joint venture arrangements, 42 Properties located in 16 states. Reference is made to the Schedule of Real Estate and Accumulated Depreciation filed with this report for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

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

         Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 1996 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

         Restaurant Management Services leases five Popeyes restaurants, one Shoney's restaurant, one Church's Fried Chicken restaurant and one other restaurant (formerly operated as a Captain D's). The initial term of each lease is 20 years (expiring between 2009 and 2010) and the average minimum base annual rent is approximately $61,600 (ranging from approximately $46,000 to $121,300).

         Golden Corral Corporation leases four Golden Corral restaurants. The initial term of each lease is 15 years (expiring between 2004 and 2011) and the average minimum base annual rent is approximately $152,900 (ranging from approximately $88,000 to $185,700).

         Mid-America Corporation leases four Burger King restaurants. The initial term of each lease is between 14 and 16 years (expiring between 2004 and 2006) and the average minimum base annual rent is approximately $102,200 (ranging from approximately $100,000 to $103,000).

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



                                    PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         As of February 28, 1997, there were 2,997 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. Limited Partners who wish to sell their Units may offer the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wish to have their distributions used to acquire additional Units (to the extent Units are available for purchase), may do so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. The price paid for any Unit transferred pursuant to the Plan has been $475 per Unit. The price to be paid for any Unit transferred other than pursuant to the Plan is subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 1996 and 1995 other than pursuant to the Plan, net of commissions (which ranged from zero to 15.5 percent).


                                                     1996 (1)                           1995 (1)
                                          ----------------------------------   ---------------------------
                                            High       Low      Average        High       Low      Average
                                            ----       ---      -------        ----       ---      -------
         First Quarter                       $475      $355        $431         $500      $500        $500
         Second Quarter                       475       372         456          475       475         475
         Third Quarter                        475       400         438          485       475         481
         Fourth Quarter                       416       416         416          475       365         461

(1) A total of 664 and 1,203 Units were transferred other than pursuant to the Plan for the years ended December 31, 1996 and 1995, respectively.

         The capital contribution per Unit was $500. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For the years ended December 31, 1996 and 1995, the Partnership declared cash distributions of $3,220,000 and $3,150,000, respectively, to the Limited Partners. For the quarter ended December 31, 1996, the Partnership declared a special distribution to the Limited Partners of $70,000, which represented cumulative excess operating reserves. No amounts distributed to partners for the years ended December 31, 1996 and 1995, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date. As indicated in the chart below, these distributions were declared at the close of each of the Partnership's calendar quarters. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive distributions on this basis.

         Quarter Ended                1996            1995
         -------------             ----------      ---------
         March 31                   $787,500        $787,500
         June 30                     787,500         787,500
         September 30                787,500         787,500
         December 31 (1)             857,500         787,500

(1) Includes a special distribution to Limited Partners of $70,000, for the quarter ended December 31, 1996.

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions, for an annual fee.


Item 6.  Selected Financial Data


                                          1996          1995           1994          1993            1992
                                      ------------  ------------   ------------  ------------    -----------
Year ended December 31:
   Revenues (1)                        $ 3,565,493   $ 3,438,286    $ 3,468,897   $ 3,635,782    $ 3,593,219
   Net income (2)                        2,803,601     2,861,381      3,095,028     2,955,692      2,886,502
   Cash distributions declared (3)       3,220,000     3,150,000      3,150,000     3,150,000      3,150,000
   Net income per Unit (2)                   39.65         40.47          43.80         41.80          40.82
   Cash distributions declared
      per Unit (2)                           46.00         45.00          45.00         45.00          45.00

At December 31:
   Total assets                        $30,129,286   $30,442,314    $30,754,999   $30,837,521    $30,271,003
   Partners' capital                    29,044,367    29,460,766     29,749,385    29,804,357     29,998,665

(1) Revenues include equity in earnings of unconsolidated joint ventures and minority interest in income of the consolidated joint venture.

(2) Net income for the year ended December 31, 1996, includes provision for loss on land and building of $77,023. In addition, net income for the years ended December 31, 1996 and 1995, includes $1,706 and $7,370, respectively, from a loss on sale of land and buildings. Net income for the years ended December 31, 1995 and 1994, also includes $103,283 and $332,664, respectively, from gains on sale of land and buildings.

(3) Distributions for the year ended December 31, 1996, include a special distribution to the Limited Partners of $70,000, which represented cumulative excess operating reserves.

         The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on August 17, 1988, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains. The leases are triple-net leases, with the lessee generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1996, the Partnership owned 42 Properties, either directly or indirectly through joint venture arrangements.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the years ended December 31, 1996, 1995 and 1994, was cash from operations (which includes cash received from tenants, distributions from joint ventures and interest received, less cash paid for expenses). Cash from operations was $3,310,762, $3,222,430 and $3,253,674 for the years ended December 31, 1996, 1995 and 1994, respectively. The increase in cash from operations during 1996, as compared to 1995, and the decrease during 1995, as compared to 1994, are primarily a result of changes in income and expenses as discussed in "Results of Operations" below and changes in the Partnership's working capital during each of the respective years.

         Other sources and uses of capital included the following during the years ended December 31, 1996, 1995 and 1994.

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

         In June 1995, the Partnership sold its Property in Little Canada, Minnesota, for $904,000 and received net sales proceeds of $899,503, resulting in a gain of $103,283 for financial reporting purposes. This Property was originally acquired by the Partnership in October 1989 and had a cost of approximately $823,900, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $75,600 in excess of its original purchase price. In August 1995, the Partnership reinvested $724,612 in a Property in Broken Arrow, Oklahoma. In addition, in August 1995, the Partnership sold a small parcel of vacant land adjacent to its Property in Orlando, Florida, for $7,500, resulting in a loss of $7,370 for financial reporting purposes. In connection therewith, the Partnership accepted a promissory note for $6,000. The promissory note was collateralized by a mortgage on the Property, bore interest at a rate of nine percent per annum and was scheduled to be collected in six monthly installments of $1,026, with collections commencing September 1995. Receivables include $3,056 from the note at December 31, 1995. The receivable was collected in full during 1996.

         In January 1996, the Partnership reinvested the remaining net sales proceeds from the 1995 sale of the Property in Little Canada, Minnesota, in a Golden Corral Property located in Clinton, North Carolina, with affiliates of the General Partners as tenants-in-common. In connection therewith, the Partnership and its affiliates entered into an agreement whereby each co-venturer will share in the profits and losses of the Property in proportion to its applicable percentage interest. As of December 31, 1996, the Partnership owned a 17.93% interest in this property.

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

         In December 1996, the Partnership sold its Property in Dallas, Texas, to an unrelated third party for $1,016,000 and received net sales proceeds of $982,980. This Property was originally acquired by the Partnership in June 1994 and had a cost of approximately $980,900, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $2,100 in excess of its original purchase price. Due to the fact that the Partnership had recognized accrued rental income since the inception of the lease relating to the straight-lining of future scheduled rent increases in accordance with generally accepted accounting principles, the Partnership wrote-off the cumulative balance of such accrued rental income at the time of the sale of this Property, resulting in a loss on land and building of $1,706 for financial reporting purposes. Due to the fact that the straight-lining of future rent increases over the term of the lease is a non-cash accounting adjustment, the write-off of these amounts is a loss for financial statement purposes only. As of December 31, 1996, the net sales proceeds of $977,017, plus accrued interest of $739, were being held in an interest bearing escrow account pending the release of funds by the escrow agent to acquire an additional Property. The sale of this Property was structured to qualify as a like-kind exchange transaction in accordance with Section 1031 of the Internal Revenue Code. As a result, no gain was recognized for federal income tax purposes. Therefore, the Partnership was not required to distribute any of the net sales proceeds from the sale of this Property to Limited Partners for the purposes of paying federal and state income taxes. In February 1997, the Partnership reinvested the net sales proceeds, along with additional funds, in a Bertucci's Property located in Marietta, Georgia.

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

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At December 31, 1996, the Partnership had $1,127,930 invested in such short-term investments as compared to $1,120,999 at December 31, 1995. The funds remaining at December 31, 1996, after payment of distributions and other liabilities, will be used to invest in an additional Property as discussed above and to meet the Partnership's working capital and other needs.

         During 1996, 1995 and 1994, affiliates of the General Partners, incurred on behalf of the Partnership $96,112, $95,898 and $87,733, respectively, for certain operating expenses. As of December 31, 1996 and 1995, the Partnership owed $2,633 and $6,024, respectively, to affiliates for such amounts and accounting and administrative services. As of February 28, 1997, the Partnership had reimbursed the affiliates all such amounts. Other liabilities of the Partnership, including distributions payable, increased to $917,704 at December 31, 1996, from $822,187 at December 31, 1995. The increase in other liabilities is primarily attributable to the Partnership accruing a special distribution payable to the Limited Partners of $70,000 at December 31, 1996, from excess operating reserves. The General Partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         Based on cash from operations, and cumulative excess operating reserves for the year ended December 31, 1996, the Partnership declared distributions to the Limited Partners of $3,220,000 for the year ended December 31, 1996, and $3,150,000 for each of the years ended December 31, 1995 and 1994. This represents distributions of $46 per Unit for the year ended December 31, 1996, and $45 per Unit for each of the years ended December 31, 1995 and 1994. No amounts distributed or to be distributed to the Limited Partners for the years ended December 31, 1996, 1995 and 1994, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

         The General Partners believe that the Properties are adequately covered by insurance. In addition, the General Partners have obtained contingent liability and property coverage for the Partnership. This insurance is intended to reduce the Partnership's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to cover a claim relating to the Property.

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

Results of Operations

         During 1994, the Partnership owned and leased 39 wholly owned Properties (including two Properties in Batesville and Heber Springs, Arkansas, which were sold in May 1994), during 1995, the Partnership owned and leased 38 wholly owned Properties (including one Property in Little Canada, Minnesota, which was sold in June 1995), and during 1996, the Partnership owned and leased 37 wholly owned properties (including one Property in Dallas, Texas, which was sold in December 1996). In addition, during 1996, 1995 and 1994, the Partnership was a co-venturer in four separate joint ventures that each owned and leased one Property, and during 1995 and 1994, the Partnership owned and leased one Property with an affiliate as tenants-in-common. During 1996, the Partnership also owned and leased another Property with affiliates as tenants-in-common. As of December 31, 1996, the Partnership owned, either directly, as tenants-in-common with affiliates, or through joint venture arrangements, 42 Properties which are, in general, subject to long-term, triple-net leases. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $37,900 to $185,700. Generally, the leases provide for percentage rent based on sales in excess of a specified amount. In addition, some of the leases provide that, commencing in the fourth to sixth lease year, the percentage rent will be an amount equal to the greater of the percentage rent calculated under the lease formula or a specified percentage (ranging from one to five percent) of the purchase price or gross sales. For further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item 2. Properties, respectively.

         During the years ended December 31, 1996, 1995 and 1994, the Partnership and its consolidated joint venture, Caro Joint Venture, earned $3,333,665, $3,207,860 and $3,235,244, respectively, in rental income from operating leases and earned income from direct financing leases. Rental and earned income increased approximately $43,700 and $33,400 for the years ended December 31, 1996 and 1995, respectively, due to the acquisition of a Property located in Broken Arrow, Oklahoma, in August 1995 with the net sales proceeds from the sale of the Property in Little Canada, Minnesota, in June 1995. The increase in rental income was partially offset by a decrease of approximately $6,800 and $83,600, respectively, during the years ended December 31, 1996 and 1995, due to the sale of the Property in Little Canada, Minnesota, in June 1995.

         Rental and earned income also increased during the year ended December 31, 1996, as a result of the fact that the Partnership collected and recorded as income approximately $5,300 in rental payment deferrals for the two Properties leased by the same tenant in Chester, Pennsylvania, and Orlando, Florida. Previously, the Partnership had established an allowance for doubtful accounts for these amounts. These amounts were collected in accordance with the agreement entered into in March 1996, with the tenant to collect the remaining balance of the rental payment deferral amounts as discussed above in "Liquidity and Capital Resources." If such amounts are collected, the

Partnership will reverse the remaining related allowance for doubtful accounts and record such amounts as income. The increase in rental and earned income during 1996, as compared to 1995, was partially attributable to, and the decrease in 1995, as compared to 1994, was partially offset by, the fact that during the years ended December 31, 1995 and 1994 the Partnership established an allowance for doubtful accounts of approximately $52,900 and $82,400, respectively, for rental payment deferral amounts relating to these Properties deemed uncollectible. No such allowance was established during the year ended December 31, 1996.

         Rental and earned income also decreased in 1995, as compared to 1994, by approximately $51,700 as a result of the fact that the tenant of the Property in Hermitage, Tennessee, elected to exercise its option to terminate its lease with the Partnership effective August 31, 1994, and the fact that the Partnership had established an allowance for doubtful accounts for rent receivable amounts relating to this Property. The increase in rental income during 1996, as compared to 1995, was partially attributable to, and the decrease in 1995, as compared to 1994, was partially offset by, an increase of approximately $35,300 and $48,500 during 1996 and 1995, respectively, due to the fact that in April 1995, the Partnership entered into a new lease for this Property, for which rent commenced in June 1995.

         In addition, rental and earned income decreased by approximately $56,200 during 1995, as compared to 1994, as a result of the sale of the Properties in Batesville and Heber Springs, Arkansas, in May 1994. However, the decrease was partially offset by an increase of approximately $51,800 during 1995, as compared to 1994, due to the reinvestment of a portion of the net sales proceeds in a Property in Dallas, Texas, in June 1994. This Property was subsequently sold in December 1996, as discussed above in "Liquidity and Capital Resources," causing a $6,800 decrease in rental and earned income during 1996, as compared to 1995.

         For the years ended December 31, 1996, 1995 and 1994, the Partnership also earned $110,073, $115,946 and $150,372, respectively, in contingent rental income. The decrease in contingent rental income during 1996 and 1995, each as compared to the prior year, is primarily attributable to decreases in gross sales relating to certain Properties.

         In addition, for the years ended December 31, 1996, 1995 and 1994, the Partnership earned $97,381, $83,483 and $70,499, respectively, attributable to net income earned by joint ventures in which the Partnership is a co-venturer. The increase in net income earned by these joint ventures during 1996, as compared to 1995, is primarily attributable to the fact that in January 1996, the Partnership acquired an interest in a Golden Corral Property in Clinton, North Carolina, with affiliates as tenants-in-common, as described above in "Liquidity and Capital Resources." The increase in 1995, as compared to 1994, is primarily attributable to the acquisition in July 1994, of a Property in Yuma, Arizona, with an affiliate as tenants-in-common.

         During the years ended December 31, 1996, 1995 and 1994, three of the Partnership's lessees, Golden Corral Corporation, Restaurant Management Services, Inc. and Mid-America Corporation, each contributed more than ten percent of the Partnership's total rental income (including rental income from the Partnership's consolidated joint venture and the Partnership's share of the rental income from the three Properties owned by unconsolidated joint ventures in which the Partnership is a co-venturer and two Properties owned with affiliates as tenants-in-common). As of December 31, 1996, Golden Corral Corporation was the lessee under leases relating to five restaurants, Restaurant Management Services, Inc. was the lessee under leases relating to eight restaurants and Mid-America Corporation was the lessee under leases relating to four restaurants. It is anticipated that, based on the minimum annual rental payments required by the leases, these three lessees each will continue to contribute more than ten percent of the Partnership's total rental income during 1997 and subsequent years. In addition, three Restaurant Chains, Golden Corral Family Steakhouse Restaurants, Hardee's and Burger King, each accounted for more than ten percent of the Partnership's total rental income in 1996, 1995 and 1994 (including the Partnership's consolidated joint venture and the Partnership's share of the rental income from the three Properties owned by unconsolidated joint ventures in which the Partnership is a co-venturer and two Properties owned with affiliates as tenants-in-common). In subsequent years, it is anticipated that these three Restaurant Chains each will continue to account for more than ten percent of the Partnership's total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income.

         Operating expenses, including depreciation and amortization expense, were $683,163, $672,818 and $706,533 for the years ended December 31, 1996, 1995 and 1994, respectively. The increase in operating expenses during 1996, as compared to 1995, was partially a result of, and the decrease during 1995, as compared to 1994, was partially offset by, an increase in accounting and administrative expenses associated with operating the Partnership and its Properties and an increase in insurance expense as a result of the General Partners' obtaining contingent liability and property coverage for the Partnership as discussed above in "Liquidity and Capital Resources."

         The decrease in operating expenses in 1995, as compared to 1994, is partially attributable to the Partnership's establishing an allowance for doubtful accounts of approximately $43,400 for amounts previously recorded as income relating to the Properties in Chester, Pennsylvania, and Little Canada, Minnesota, during the year ended December 31, 1994. In addition, operating expenses decreased during 1995, as compared to 1994, due to the fact that the tenant of the Property in Hermitage, Tennessee, elected to exercise its option to terminate its lease with the Partnership, effective August 31, 1994. In connection therewith, the Partnership expensed approximately $9,600 in unamortized lease costs relating to this lease and incurred certain expenses relating to this Property, such as real estate taxes, during the year ended December 31, 1994. In April 1995, the Partnership entered into a new lease for this Property.

         Depreciation expense decreased during 1996 and 1995, each as compared to the prior year, as a result of the sale of the Properties in Dallas, Texas, in December 1996, and Little Canada, Minnesota, in June 1995.

         As a result of the sale of the Property in Dallas, Texas, in December 1996, the Partnership recognized a loss for financial reporting purposes of $1,706, for the year ended December 31, 1996, as discussed above in "Liquidity and Capital Resources." In addition, as a result of the sale of the Property in Little Canada, Minnesota, the Partnership recognized a gain of $103,283, and as a result of the sale during 1995, of a portion of the land of the Property in Orlando, Florida, the Partnership recognized a loss of $7,370, for the year ended December 31, 1995, as discussed above in "Liquidity and Capital Resources." In addition, as a result of the sale of the Properties in Batesville and Heber Springs, Arkansas, during 1994, the Partnership recognized a gain of $332,664 for the year ended December 31, 1994, as discussed above in "Liquidity and Capital Resources."

         In addition, during 1996, the Partnership established an allowance for loss on land and building for its Property in Liverpool, New York. The allowance of $77,023, represents the difference between the Property's carrying value at December 31, 1996, and the sales value of the Property based on an anticipated sales price of this Property to an interested and unrelated third party.

         Effective January 1, 1996 the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The statement, requires that an entity review long-lived assets and certain identifiable intangibles, to be held and used, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Adoption of this standard currently had no material effect on the Partnership's financial position or results of operations.

         The Partnership's leases as of December 31, 1996, are triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Management expects that increases in restaurant sales volumes due to inflation and real sales growth should result in an increase in rental income over time. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.


Item 8.   Financial Statements and Supplementary Data

                            CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)

                                    CONTENTS







                                                               Page

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CNL Income Fund VI, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.






Orlando, Florida
January 30, 1997

                            CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)

                                 BALANCE SHEETS


                                                          December 31,
            ASSETS                                1996                 1995
            ------                             -----------            -------
Land and buildings on operating
  leases, less accumulated
  depreciation and allowance for
  loss on land and building                    $21,105,355            $22,610,686
Net investment in direct financing
  leases                                         4,659,024              4,727,201
Investment in joint ventures                       997,016                867,708
Cash and cash equivalents                        1,127,930              1,120,999
Restricted cash                                    977,756                     -
Receivables, less allowance for
  doubtful accounts of $115,892
  and $194,409                                     174,983                 88,395
Prepaid expenses                                     1,163                  5,250
Lease costs, less accumulated
  amortization of $3,691 and
  $1,801                                            14,009                 15,899
Accrued rental income, less
  allowance for doubtful accounts
  of $9,697 and $9,160                           1,045,319                979,445
Other assets                                        26,731                 26,731
                                               -----------            -----------

                                               $30,129,286            $30,442,314
                                               ===========            ===========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                               $    18,161            $    19,846
Accrued and escrowed real
  estate taxes payable                              11,338                 10,424
Due to related parties                               2,633                  6,024
Distributions payable                              857,500                787,500
Rents paid in advance                               30,705                  4,417
                                               -----------            -----------
    Total liabilities                              920,337                828,211

Minority interest                                  164,582                153,337

Partners' capital                               29,044,367             29,460,766
                                               -----------            -----------

                                               $30,129,286            $30,442,314
                                               ===========            ===========

                See accompanying notes to financial statements.

                            CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)

                              STATEMENTS OF INCOME


                                                     Year Ended December 31,
                                          1996                1995             1994
                                       ----------          ----------         -------
Revenues:
  Rental income from operating
    leases                             $2,776,239          $2,738,218         $2,800,034
  Earned income from direct
    financing leases                      557,426             469,642            435,210
  Contingent rental income                110,073             115,946            150,372
  Interest and other income                49,056              51,130             33,574
                                       ----------          ----------         ----------
                                        3,492,794           3,374,936          3,419,190
                                       ----------          ----------         ----------

Expenses:
  General operating and
    administrative                        159,388             147,902            107,152
  Professional services                    32,272              27,741             28,774
  Real estate taxes                            -                   -               3,359
  Bad debt expense                             -                   -              45,040
  State and other taxes                     7,930               6,789             11,962
  Depreciation and amortization           483,573             490,386            510,246
                                       ----------          ----------         ----------
                                          683,163             672,818            706,533
                                       ----------          ----------         ----------

Income Before Minority Interest
  in Income of Consolidated
  Joint Venture, Equity in
  Earnings of Unconsolidated
  Joint Ventures, Gain (Loss) on
  Sale of Land and Buildings,
  and Provision for Loss on
  Land and Building                     2,809,631           2,702,118          2,712,657

Minority Interest in Income of
  Consolidated Joint Venture              (24,682)            (20,133)           (20,792)

Equity in Earnings of Uncon-
  solidated Joint Ventures                 97,381              83,483             70,499

Gain (Loss) on Sale of Land and
  Buildings                                (1,706)             95,913            332,664

Provision for Loss on Land and
  Building                                (77,023)                 -                  -
                                       ----------          ----------         ---------

Net Income                             $2,803,601          $2,861,381         $3,095,028
                                       ==========          ==========         ==========

Allocation of Net Income:
  General partners                     $   28,337          $   28,411         $   28,936
  Limited partners                      2,775,264           2,832,970          3,066,092
                                       ----------          ----------         ----------

                                       $2,803,601          $2,861,381         $3,095,028
                                       ==========          ==========         ==========

Net Income Per Limited Partner
  Unit                                 $    39.65          $    40.47         $    43.80
                                       ==========          ==========         ==========

Weighted Average Number of
  Limited Partner Units
  Outstanding                              70,000              70,000             70,000
                                       ==========          ==========         ==========








                See accompanying notes to financial statements.

                            CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 1996, 1995 and 1994



                               General Partners                          Limited Partners
                              -------------------  ----------------------------------------------------------
                                         Accumu-                                    Accumu-
                              Contri-    lated       Contri-        Distri-         lated      Syndication
                              butions   Earnings     butions        butions        Earnings       Costs         Total
                              -------   --------   -----------   ------------    -----------   -----------   -----------
Balance, December 31, 1993     $1,000   $117,326   $35,000,000   $(12,914,226)   $11,615,257   $(4,015,000)  $29,804,357

  Distributions to limited
    partners ($45.00 per
    limited partner unit)          -          -             -      (3,150,000)            -             -     (3,150,000)
  Net income                       -      28,936            -              -       3,066,092            -      3,095,028
                               ------   --------   -----------   ------------    -----------   -----------   -----------

Balance, December 31, 1994      1,000    146,262    35,000,000    (16,064,226)    14,681,349    (4,015,000)   29,749,385

  Distributions to limited
    partners ($45.00 per
    limited partner unit)          -          -             -      (3,150,000)            -             -     (3,150,000)
  Net income                       -      28,411            -              -       2,832,970            -      2,861,381
                               ------   --------   -----------   ------------    -----------   -----------   -----------

Balance, December 31, 1995     $1,000   $174,673   $35,000,000   $(19,214,226)   $17,514,319   $(4,015,000)  $29,460,766

  Distributions to limited
    partners ($46.00 per
    limited partner unit)          -          -             -      (3,220,000)           -              -     (3,220,000)
  Net income                       -      28,337            -              -       2,775,264            -      2,803,601
                               ------   --------   -----------   ------------    -----------   -----------   -----------

Balance, December 31, 1996     $1,000   $203,010   $35,000,000   $(22,434,226)   $20,289,583   $(4,015,000)  $29,044,367
                               ======   ========   ===========   ============    ===========   ===========   ===========

                See accompanying notes to financial statements.

                            CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                             Year Ended December 31,
                                                                  1996                1995               1994
                                                               -----------         -----------        ----------
Increase (Decrease) in Cash and
  Cash Equivalents:

    Cash Flows from Operating
      Activities:
        Cash received from tenants                             $ 3,363,188         $ 3,264,527        $ 3,297,916
        Distributions from
          unconsolidated joint
          ventures                                                 114,163              95,931             80,796
        Cash paid for expenses                                    (203,432)           (181,153)          (149,971)
        Interest received                                           36,843              43,125             24,933
                                                               -----------         -----------        -----------
            Net cash provided by
              operating activities                               3,310,762           3,222,430          3,253,674
                                                               -----------         -----------        -----------

    Cash Flows from Investing
      Activities:
        Proceeds from sale of
          land and buildings                                       982,980             899,503          1,429,481
        Additions to land and
          buildings on operating
          leases                                                        -              (25,646)          (980,904)
        Investment in direct
          financing leases                                              -             (723,237)                -
        Investment in joint
          ventures                                                (146,090)                 -            (455,146)
        Collections on mortgage
          note receivable                                            3,033               2,967                 -
        Increase in restricted cash                               (977,017)                 -                  -
        Payment of lease costs                                      (3,300)             (3,300)            (1,500)
                                                               -----------         -----------        -----------
            Net cash provided
              by (used in)
              investing activities                                (140,394)            150,287             (8,069)
                                                               -----------         -----------        -----------

    Cash Flows from Financing
      Activities:
        Reimbursement of acquisi-
          tion costs paid by
          related parties on
          behalf of the Part-
          nership                                                       -               (1,375)                -
        Distributions to limited
          partners                                              (3,150,000)         (3,150,000)        (3,150,000)
        Distributions to holder
          of minority interest                                      13,437             (26,824)           (22,077)
                                                               -----------         -----------        -----------
            Net cash used in
              financing activities                              (3,163,437)         (3,178,199)        (3,172,077)
                                                               -----------         -----------        -----------

Net Increase in Cash and Cash
  Equivalents                                                        6,931             194,518             73,528

Cash and Cash Equivalents at
  Beginning of Year                                              1,120,999             926,481            852,953
                                                               -----------         -----------        -----------

Cash and Cash Equivalents at
  End of Year                                                  $ 1,127,930         $ 1,120,999        $   926,481
                                                               ===========         ===========        ===========



                See accompanying notes to financial statements.

                            CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED


                                                                              Year Ended December 31,
                                                                  1996                1995               1994
                                                               -----------         -----------        ----------
Reconciliation of Net Income to
  Net Cash Provided by Operating
  Activities:

    Net income                                                 $ 2,803,601         $ 2,861,381        $ 3,095,028
                                                               -----------         -----------        -----------
    Adjustments to reconcile net
      income to net cash provided
      by operating activities:
        Depreciation                                               481,683             489,480            496,384
        Amortization                                                 1,890                 906             13,862
        Minority interest in income
          of consolidated joint
          venture                                                   24,682              20,133             20,792
        Equity in earnings of
          unconsolidated joint
          ventures, net of
          distributions                                             16,782              12,448             10,297
        Loss (gain) on sale of land
          and building                                               1,706             (95,913)          (332,664)
        Provision for loss on land
          and building                                              77,023                  -                  -
        Decrease (increase) in
          receivables                                              (90,360)             44,096             73,209
        Decrease (increase) in
          prepaid expenses                                           4,087              (2,042)               262
        Decrease in net investment
          in direct financing leases                                68,177              53,944             48,202
        Increase in accrued rental
          income                                                  (103,935)           (131,428)          (169,433)
        Increase in accounts payable
          and accrued expenses                                       2,529                 215              3,426
        Increase (decrease) in
          due to related parties                                    (3,391)              5,909                 -
        Increase (decrease) in
          rents paid in advance
          and deposits                                              26,288             (36,699)            (5,691)
                                                               -----------         -----------        -----------
            Total adjustments                                      507,161             361,049            158,646
                                                               -----------         -----------        -----------

Net Cash Provided by Operating
  Activities                                                   $ 3,310,762         $ 3,222,430        $ 3,253,674
                                                               ===========         ===========        ===========



                See accompanying notes to financial statements.

                            CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED


                                                                              Year Ended December 31,
                                                                  1996                1995               1994
                                                               -----------         -----------        ----------
Supplemental Schedule of Non-Cash
  Investing and Financing
  Activities:

    Acquisition costs paid by
      affiliates on behalf of
      the Partnership                                          $        -          $     1,375        $        -
                                                               ===========         ===========        ==========

    Mortgage note accepted in
      connection with sale of
      land                                                     $        -          $     6,000        $        -
                                                               ===========         ===========        ==========

    Distributions declared and
      unpaid at December 31                                    $   857,500         $   787,500        $   787,500
                                                               ===========         ===========        ===========


                See accompanying notes to financial statements.

                            CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 1996, 1995 and 1994


1.       Significant Accounting Policies:

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

         Real Estate and Lease Accounting - The Partnership records the acquisition of land and buildings at cost, including acquisition and closing costs. Land and buildings are leased to unrelated third parties on a triple-net basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. The leases are accounted for using either the direct financing or the operating method. Such methods are described below:

                  Direct financing method - The leases accounted for using the direct financing method are recorded at their net investment (which at the inception of the lease generally represents the cost of the asset) (Note 4). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodic rate of return on the Partnership's investment in the leases.

                  Operating method - Land and building leases accounted for using the operating method are recorded at cost, revenue is recognized as rentals are earned and depreciation is charged to operations as incurred. Buildings are depreciated on the straight-line method over their estimated useful lives of 30 years. When scheduled rentals vary during the lease term, income is recognized on a straight-line basis so as to produce a constant periodic rent over the lease term commencing on the date the property is placed in service.

                            CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


1.       Significant Accounting Policies - Continued:

                  Accrued rental income represents the aggregate amount of income recognized on a straight-line basis in excess of scheduled rental payments to date.

         When the properties are sold, the related cost and accumulated depreciation for operating leases and the net investment for direct financing leases, plus any accrued rental income, are removed from the accounts and gains or losses from sales are reflected in income. The general partners of the Partnership review the properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. The general partners determine whether an impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the property, with the carrying cost of the individual property. Although the general partners have made their best estimate of these factors based on current conditions, it is reasonably possible that changes could occur in the near term which could adversely affect the general partners' best estimate of net cash flows expected to be generated from its properties and the need for asset impairment write-downs. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair market value.

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

                            CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


1.       Significant Accounting Policies - Continued:

         The Partnership's investments in Auburn Joint Venture, Show Low Joint Venture, Asheville Joint Venture,a property in Yuma, Arizona, held as tenants-in-common with an affiliate, and a property in Clinton, North Carolina, held as tenants-in-common with an affiliate, are accounted for using the equity method since the Partnership shares control with affiliates which have the same general partners.

         Cash and Cash Equivalents - The Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks and money market funds (some of which are backed by government securities). Cash equivalents are stated at cost plus accrued interest, which approximates market value.

         Cash accounts maintained on behalf of the Partnership in demand deposits at commercial banks and money market funds may exceed federally insured levels; however, the Partnership has not experienced any losses in such accounts. The Partnership limits investment of temporary cash investments to financial institutions with high credit standing; therefore, the Partnership believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

                            CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


1.       Significant Accounting Policies - Continued:

         Use of Estimates - The general partners of the Partnership have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. The more significant areas requiring the use of management estimates relate to the allowance for doubtful accounts and future cash flows associated with long-lived assets. Actual results could differ from those estimates.

         Reclassification - Certain items in the prior years' financial statements have been reclassified to conform to 1996 presentation. These reclassifications had no effect on partners' capital or net income.

         New Accounting Standard - Effective January 1, 1996 the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of LongLived Assets and for Long-Lived Assets to Be Disposed Of." The statement requires that an entity review long-lived assets and certain identifiable intangibles, to be held and used, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Adoption of this standard had no material effect on the Partnership's financial position or results of operations.

2.       Leases:

         The Partnership leases its land and buildings primarily to operators of national and regional fast-food and family-style restaurants. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." The leases generally are classified as operating leases; however, nine leases have been classified as direct financing leases. For the leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while the land portions of four of these leases are operating leases. Substantially all leases are for 15 to 20 years and provide for minimum and contingent rentals. In addition, the tenant pays all property taxes and assessments, fully maintains the interior and exterior of the building and carries insurance coverage for public liability, property damage, fire and extended coverage. The lease options generally allow tenants to renew the leases for two to four

                            CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


2.       Leases - Continued:

         successive five-year periods subject to the same terms and conditions as the initial lease. Most leases also allow the tenant to purchase the property at fair market value after a specified portion of the lease has elapsed.

3.       Land and Buildings on Operating Leases:

         Land and buildings on operating leases consisted of the following at December 31:

                                            1996                   1995
                                         -----------            -----------

            Land                         $10,364,275            $10,880,540
            Buildings                     13,983,253             14,447,892
                                         -----------            -----------
                                          24,347,528             25,328,432
            Less accumulated
              depreciation                (3,165,150)            (2,717,746)
                                         -----------            -----------
                                          21,182,378             22,610,686
            Less allowance for loss
              on land and building           (77,023)                    -
                                         -----------            ----------

                                         $21,105,355            $22,610,686
                                         ===========            ===========

         In May 1994, the Partnership sold its properties in Batesville and Heber Springs, Arkansas, for a total of $1,432,178 and received net sales proceeds of $1,429,481, resulting in a gain of $332,664 for financial reporting purposes. These properties were originally acquired by the Partnership in November 1989 and February 1990 and had combined, total cost of approximately $1,148,100, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the properties for approximately $281,400 in excess of their original purchase price. The Partnership reinvested $980,904 of the net sales proceeds in a property in Dallas, Texas.

         In addition, in June 1995, the Partnership sold its property in Little Canada, Minnesota, for $904,000 and received net sales proceeds of $899,503, resulting in a gain of $103,283 for financial reporting purposes. This property was originally acquired by the Partnership in October 1989 and had a cost of approximately $823,900, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the property for approximately $75,600 in excess of its original purchase price. In August 1995, the Partnership reinvested $724,612 of the net sales proceeds in

                            CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


3.       Land and Buildings on Operating Leases - Continued:

         a property in Broken Arrow, Oklahoma. Also, in August 1995, the Partnership sold a small parcel of vacant land adjacent to its property in Orlando, Florida, for $7,500, resulting in a loss of $7,370 for financial reporting purposes. In connection therewith, the Partnership accepted a promissory note for $6,000 (see Note 6).

         In December 1996, the Partnership sold its property in Dallas, Texas, to an unrelated third party for $1,016,000 and received net sales proceeds of $982,980. This property was originally acquired by the Partnership in June 1994 and had a cost of approximately $980,900, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the property for approximately $2,100 in excess of its original purchase price. Due to the fact that the Partnership had recognized accrued rental income since the inception of the lease relating to the straight-lining of future scheduled rent increases in accordance with generally accepted accounting principles, the Partnership wrote-off the cumulative balance of such accrued rental income at the time of the sale of this property, resulting in a loss on land and building of $1,706 for financial reporting purposes. Due to the fact that the straight-lining of future rent increases over the term of the lease is a non-cash accounting adjustment, the write-off of these amounts is a loss for financial statement purposes only.

         At December 31, 1996, the Partnership established an allowance for loss on land and building in the amount of $77,023 for financial reporting purposes for the property in Liverpool, New York. The allowance represents the difference between (i) the property's carrying value at December 31, 1996, and (ii) the general partners' estimate of the net realizable value of the property based on an anticipated sales price of this property to an interested and unrelated third party.

         Some leases provide for escalating guaranteed minimum rents throughout the lease terms. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 1996, 1995 and 1994, the Partnership recognized $103,935, $131,428 and $169,433, respectively, of such rental income.

                            CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


3.       Land and Buildings on Operating Leases - Continued:

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 1996:

                  1997                   $  2,560,283
                  1998                      2,544,073
                  1999                      2,542,105
                  2000                      2,662,772
                  2001                      2,701,460
                  Thereafter               15,906,564
                                          -----------

                                          $28,917,257
                                          ===========

         Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include any amounts for future contingent rentals which may be received on the leases based on a percentage of the tenant's gross sales.

4.       Net Investment in Direct Financing Leases:

         The following lists the components of the net investment in direct financing leases at December 31:

                                         1996                   1995
                                     -----------            --------

         Minimum lease payments
           receivable                $ 8,955,426            $ 9,577,697
         Estimated residual
           values                      1,704,299              1,704,299
         Less unearned income         (6,000,701)            (6,554,795)
                                     -----------            -----------

         Net investment in direct
           financing leases          $ 4,659,024            $ 4,727,201
                                     ===========            ===========

                            CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


4.       Net Investment in Direct Financing Leases - Continued:

         The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 1996:

                  1997                   $  622,269
                  1998                      622,269
                  1999                      622,269
                  2000                      624,409
                  2001                      637,129
                  Thereafter              5,827,081
                                         ----------
                                         $8,955,426
                                         ==========

         The above table does not include future minimum lease payments for renewal periods or for contingent rental payments that may become due in future periods (See Note 3).

5.       Investment in Joint Ventures:

         The Partnership has a 3.9%, a 36 percent and a 14 percent interest in the profits and losses of Auburn Joint Venture, Show Low Joint Venture and Asheville Joint Venture, respectively. The remaining interests in these joint ventures are held by affiliates of the Partnership which have the same general partners. The Partnership also has a 51.67% interest in a property in Yuma, Arizona with an affiliate of the Partnership that has the same general partners, as tenants-in-common. The Partnership accounts for its investment in this property using the equity method since the Partnership shares control with an affiliate. Amounts relating to its investment are included in investment in joint ventures.

         In January 1996, the Partnership acquired a property in Clinton, North Carolina, as tenants-in-common with affiliates of the general partners. In connection therewith, the Partnership contributed $146,090 for a 17.93% interest in such property. The Partnership accounts for its investment in this property using the equity method since the Partnership shares control with affiliates, and amounts relating to its investment are included in investment in joint ventures.

                            CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


5.       Investment in Joint Venture - Continued:

         Auburn Joint Venture, Show Low Joint Venture, Asheville Joint Venture, and the Partnership and affiliates as tenants-in-common in two separate tenancy-in-common arrangements, each own and lease one property to an operator of national fast-food and family-style restaurants. The following presents the combined, condensed financial information for the joint ventures and the two properties held as two separate tenants-in-common with an affiliate at December 31:

                                          1996                   1995
                                       ----------             ----------

         Land and buildings on
           operating leases,
           less accumulated
           depreciation                $3,463,093             $2,726,011
         Net investment in direct
           financing lease                401,650                408,936
         Cash                              11,177                  1,950
         Receivables                       21,826                 18,298
         Accrued rental income            191,594                170,695
         Other assets                      44,380                 47,283
         Liabilities                       10,221                  2,208
         Partners' capital              4,123,499              3,370,965
         Revenues                         528,092                432,218
         Net income                       436,981                363,865

         The Partnership recognized income totalling $97,381, $83,483, and $70,499 for the years ended December 31, 1996, 1995 and 1994, respectively, from these joint ventures and the properties held as tenants-in-common with affiliates.

6.       Restricted Cash:

         As of December 31, 1996, net sales proceeds of $977,017 from the sale of the property in Dallas, Texas, plus accrued interest of $739, were being held in an interest-bearing escrow account pending the release of funds by the escrow agent to acquire an additional property.

                            CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


7.       Allocations and Distributions:

         Generally, all net income and net losses of the Partnership, excluding gains and losses from the sale of properties, are allocated 99 percent to the limited partners and one percent to the general partners. Distributions of net cash flow are made 99 percent to the limited partners and one percent to the general partners; provided, however, that the one percent of net cash flow to be distributed to the general partners is subordinated to receipt by the limited partners of an aggregate, ten percent, cumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return").

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

         During the year ended December 31, 1996, the Partnership declared distributions to the limited partners of $3,220,000 and during each of the years ended December 31, 1995 and 1994, the Partnership declared distributions to the limited partners of $3,150,000. No distributions have been made to the general partners to date.

                            CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


8.       Income Taxes:

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                          1996        1995        1994
                                       ----------  ----------  ----------

          Net income for financial
            reporting purposes         $2,803,601  $2,861,381  $3,095,028

          Depreciation for tax
            reporting purposes
            in excess of depreci-
            ation for financial
            reporting purposes           (104,412)    (94,987)    (92,651)

          Allowance for loss on
            land and building              77,023          -           -

          Direct financing leases
            recorded as operating
            leases for tax
            reporting purposes             68,177      53,944      48,202

          Gain and loss on sale of
            land and buildings for
            financial reporting
            purposes in excess of
            gain and loss on sale
            for tax reporting
            purposes                        1,706      (2,914)   (332,664)

          Equity in earnings of
            unconsolidated joint
            ventures for financial
            reporting purposes in
            excess of equity in
            earnings of unconsolidated
            joint ventures for
            tax reporting purposes            (49)     (5,299)     (3,031)

          Allowance for doubtful
            accounts                      (78,517)     16,154     178,255

          Accrued rental income          (103,935)   (131,428)   (169,433)

          Rents paid in advance            26,288     (36,699)      1,309

          Minority interest in
            timing differences
            of consolidated
            joint venture                   1,781        (200)       (200)
                                       ----------  ----------  ----------

          Net income for federal
            income tax purposes        $2,691,663  $2,659,952  $2,724,815
                                       ==========  ==========  ==========

                            CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


9.       Related Party Transactions:

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Group, Inc., the parent company of CNL Investment Company and CNL Fund Advisors, Inc. The other individual general partner, Robert A. Bourne, is the president of CNL Investment Company and CNL Fund Advisors, Inc. CNL Income Fund Advisors, Inc. was a wholly owned subsidiary of CNL Group, Inc. until its merger, effective January 1, 1996, with CNL Fund Advisors, Inc. During the years ended December 31, 1996, 1995 and 1994, CNL Investment Company, CNL Income Fund Advisors, Inc. and CNL Fund Advisors, Inc. (hereinafter referred to collectively as the "Affiliates") each performed certain services for the Partnership, as described below.

         During the years ended December 31, 1996, 1995 and 1994, certain Affiliates acted as manager of the Partnership's properties pursuant to a management agreement with the Partnership. In connection therewith, the Partnership agreed to pay the Affiliates a management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures and the property held as tenants-in-common with an affiliate, but not in excess of competitive fees for comparable services. These fees are payable only after the limited partners receive their 10% Preferred Return. Due to the fact that these fees are noncumulative, if the limited partners do not receive their 10% Preferred Return in any particular year, no management fees will be due or payable for such year. As a result of such threshold, no management fees were incurred during the years ended December 31, 1996, 1995 and 1994.

         Certain Affiliates are also entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Affiliates provide a substantial amount of services in connection with the sale. However, if the sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to receipt by the limited partners of their aggregate 10% Preferred Return, plus their adjusted capital contributions. No deferred, subordinated real estate disposition fees have been incurred since inception.

                            CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


9.       Related Party Transactions - Continued:

         During the years ended December 31, 1996, 1995 and 1994, Affiliates provided accounting and administrative services to the Partnership on a day-to-day basis. The Partnership incurred $95,420, $81,847 and $49,761 for the years ended December 31, 1996, 1995 and 1994, respectively, for such services.

         The due to related parties at December 31, 1996 and 1995, totalled $2,633 and $6,024, respectively.

10.      Concentration of Credit Risk:

         The following schedule presents total rental and earned income from individual lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures and the two properties held as tenants-in-common with affiliates), for the years ended December 31:

                                  1996             1995              1994
                                --------         --------          ------

         Golden Corral
           Corporation          $758,348         $725,908          $747,050
         Restaurant Manage-
           ment Services, Inc.   511,040          440,987           401,460
         Mid-America
           Corporation           439,519          439,519           439,519

         In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures and the two properties held as tenants-in-common with affiliates), for the years ended December 31:

                                 1996             1995              1994
                               --------         --------          ------

         Golden Corral
           Family Steakhouse
           Restaurants         $758,348         $725,908          $747,050
         Burger King            455,764          455,820           455,820
         Hardee's               410,951          431,465           576,633

                            CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


10.      Concentration of Credit Risk - Continued:

         Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any one of these lessees or restaurant chains could significantly impact the results of operations of the Partnership. However, the general partners believe that the risk of such a default is reduced due to the essential or important nature of these properties for the on-going operations of the lessees.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.



                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

         The General Partners of the Registrant are James M. Seneff, Jr., Robert
A. Bourne and CNL Realty Corporation, a Florida corporation. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The Partnership has available to it the services, personnel and experience of CNL Fund Advisors, Inc., CNL Group, Inc. and their affiliates, all of which are affiliates of the General Partners.

         James M. Seneff, Jr., age 50, is a principal stockholder of CNL Group, Inc., a diversified real estate company, and has served as its Chairman of the Board of Directors, director and Chief Executive Officer since its formation in 1980. CNL Group, Inc. is the parent company of CNL Securities Corp., CNL Investment Company, CNL Fund Advisors, Inc., and prior to its merger with CNL Fund Advisors, Inc., effective January 1, 1996, CNL Income Fund Advisors, Inc. Mr. Seneff is Chief Executive Officer, and has been a director and registered principal of CNL Securities Corp., which served as the managing dealer in the Partnership's offering of Units, since its formation in 1979. Mr. Seneff also has held the position of President and a director of CNL Management Company, a registered investment advisor, since its formation in 1976, has served as Chief Executive Officer and Chairman of the Board of CNL Investment Company, and Chief Executive Officer and Chairman of the Board of Commercial Net Lease Realty, Inc. since 1992, has served as the Chairman of the Board and the Chief Executive Officer of CNL Realty Advisors, Inc. since its inception in 1991, served as Chairman of the Board and Chief Executive Officer of CNL Income Fund Advisors, Inc. since its inception in 1994 through December 31, 1995, has served as Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc. since its inception in 1994, and has held the position of Chief Executive Officer and a director of CNL Institutional Advisors, Inc., a registered investment advisor, since its inception in 1990. In addition, Mr. Seneff has served as Chairman of the Board and Chief Executive Officer of CNL American Properties Fund, Inc. since 1994, and has served as Chairman of the Board and Chief Executive Officer of CNL American Realty Fund, Inc. since 1996 and of CNL Real Estate Advisors, Inc. since January 1997. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more than $40 billion of retirement funds. Since 1971, Mr. Seneff has been active in the acquisition, development and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction and rental of office buildings, apartment complexes, restaurants, hotels and other real estate. Included in these real estate ventures are approximately 65 privately offered real estate limited partnerships in which Mr. Seneff, directly or through an affiliated entity, serves or has served as a general partner. Also included are CNL Income Fund, Ltd., CNL Income Fund II, Ltd., CNL Income Fund III, Ltd., CNL Income Fund IV, Ltd., CNL Income Fund V, Ltd., CNL Income Fund VII, Ltd., CNL Income Fund VIII, Ltd., CNL Income Fund IX, Ltd., CNL Income Fund X, Ltd., CNL Income Fund XI, Ltd., CNL Income Fund XII, Ltd., CNL Income Fund XIII, Ltd., CNL Income Fund XIV, Ltd., CNL Income Fund XV, Ltd., CNL Income Fund XVI, Ltd., CNL Income Fund XVII, Ltd. and CNL Income Fund XVIII, Ltd. (the "CNL Income Fund Partnerships"), public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Seneff serves as a general partner. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 49, is President and Treasurer of CNL Group, Inc., President, a director and a registered principal of CNL Securities Corp., President and a director of CNL Investment Company, CNL Fund

Advisors, Inc., and prior to its merger with CNL Fund Advisors, Inc., effective January 1, 1996, CNL Income Fund Advisors, Inc., and President, Chief Investment Officer and a director of CNL Institutional Advisors, Inc., a registered investment advisor. Mr. Bourne also has served as a director since 1992, as President from July 1992 to February 1996, and since February 1996, as Vice Chairman of the Board of Directors, Secretary and Treasurer of Commercial Net Lease Realty, Inc. In addition, Mr. Bourne has served as a director since its inception in 1991, as President from 1991 to February 1996, as Secretary from February 1996 to July 1996, and since February 1996, as Treasurer and Vice Chairman of CNL Realty Advisors, Inc. In addition, Mr. Bourne has served as President and a director of CNL American Properties Fund, Inc. since 1994, and has served as President and a director of CNL American Realty Fund, Inc. since 1996 and of CNL Real Estate Advisors, Inc. since January 1997. Upon graduation from Florida State University in 1970, where he received a B.A. in Accounting, with honors, Mr. Bourne worked as a certified public accountant and, from September 1971 through December 1978, was employed by Coopers & Lybrand, Certified Public Accountants, where he held the position of tax manager beginning in 1975. From January 1979 until June 1982, Mr. Bourne was a partner in the accounting firm of Cross & Bourne and from July 1982 through January 1987, he was a partner in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Mr. Bourne, who joined CNL Securities Corp. in 1979, has participated as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction and rental of office buildings, apartment complexes, restaurants, hotels and other real estate. Included in these real estate ventures are approximately 64 privately offered real estate limited partnerships in which Mr. Bourne, directly or through an affiliated entity, serves or has served as a general partner. Also included are the CNL Income Fund Partnerships, public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Bourne serves as a general partner.

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

         CNL Fund Advisors, Inc., provides certain management services in connection with the Partnership and its Properties. CNL Fund Advisors, Inc. is a corporation organized in 1995 under the laws of the State of Florida, and its principal office is located at 400 East South Street, Suite 500, Orlando, Florida 32801. CNL Fund Advisors, Inc. is a wholly owned subsidiary of CNL Group, Inc., a diversified real estate company, and was organized to perform property acquisition, property management and other services.

         CNL Group, Inc., which is the parent company of CNL Fund Advisors, Inc., is a diversified real estate corporation organized in 1980 under the laws of the State of Florida. Other subsidiaries and affiliates of CNL Group, Inc. include a property development and management company, two investment advisory companies, and seven corporations organized as strategic business units. James
M. Seneff, Jr., an individual General Partner of the Partnership, is the Chairman of the Board, Chief Executive Officer, and a director of CNL Group, Inc. Mr. Seneff and his wife own all of the outstanding shares of CNL Group, Inc.

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

         John T. Walker, age 38, joined CNL Group, Inc. in September 1994, as Senior Vice President, responsible for Research and Development. He currently serves as the Chief Operating Officer and Executive Vice President of CNL Fund Advisors, Inc. and CNL American Properties Fund, Inc. and serves as Executive Vice President of CNL American Realty Fund, Inc. and CNL Real Estate Advisors, Inc. From May 1992 to May 1994, he was Executive Vice President for Finance and Administration and Chief Financial Officer of Z Music, Inc., a cable television network which was subsequently acquired by Gaylord Entertainment, where he was responsible for overall financial and administrative management and planning. From January 1990 through April 1992, Mr. Walker was Chief Financial Officer of the First Baptist Church in Orlando, Florida. From April 1984 through December 1989, he was a partner in the accounting firm of Chastang, Ferrell & Walker, P.A., where he was the partner in charge of audit and consulting services, and from 1981 to 1984, Mr. Walker was a Senior Consultant/Audit Senior at Price Waterhouse. Mr. Walker is a Cum Laude graduate of Wake Forest University with a B.S. in Accountancy and is a certified public accountant.

         Lynn E. Rose, age 48, a certified public accountant, has served as Chief Financial Officer of CNL Group, Inc. since December 1993, has served as Secretary of CNL Group, Inc. since 1987, and served as Controller of CNL Group, Inc. from 1987 until December 1993. In addition, Ms. Rose has served as Chief Financial Officer and Secretary of CNL Securities Corp. since July 1994. She has served as Chief Operating Officer, Vice President and Secretary of CNL Corporate Services, Inc. since November 1994. Ms. Rose also has served as Chief Financial Officer and Secretary of CNL Institutional Advisors, Inc. since its inception in 1990, a director of CNL Realty Advisors, Inc. since its inception in 1991, Secretary of CNL Realty Advisors, Inc. since its inception in 1991 (excluding February 1996 to July 1996), Treasurer of CNL Realty Advisors, Inc. from 1991 to February 1996, Secretary and Treasurer of Commercial Net Lease Realty, Inc. from 1992 to February 1996, Secretary of CNL Income Fund Advisors, Inc. since its inception in 1994 to December 1995, and a director, Secretary and Treasurer of CNL Fund Advisors, Inc. since 1994 and has served as a director, Secretary and Treasurer of CNL Real Estate Advisors, Inc. since January 1997. Ms. Rose also has served as Secretary and Treasurer of CNL American Properties Fund, Inc. since 1994, and has served as Secretary and Treasurer of CNL American Realty Fund, Inc. since 1996. Ms. Rose also currently serves as Secretary for approximately 50 additional corporations. Ms. Rose oversees the management information services, administration, legal compliance, accounting, tenant compliance, and reporting for over 250 corporations, partnerships, and joint ventures. Prior to joining CNL, Ms. Rose was a partner with Robert A. Bourne in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Ms. Rose holds a B.A. in Sociology from the University of Central Florida and is a registered financial and operations principal of CNL Securities Corp. She was licensed as a certified public accountant in 1979.

         Jeanne A. Wall, age 38, has served as Chief Operating Officer of CNL Investment Company and of CNL Securities Corp. since November 1994 and previously served as Executive Vice President of CNL Investment Company since January 1991. In 1984, Ms. Wall joined CNL Securities Corp. as its Partnership Administrator. In 1985, Ms. Wall became Vice President of CNL Securities Corp. and, in 1987, she became a Senior Vice President of CNL Securities Corp. In this capacity, Ms. Wall serves as national marketing and sales director and oversees the national marketing plan for the CNL investment programs. In addition, Ms. Wall oversees the partnership administration and investor services for programs offered through participating brokers. Ms. Wall also has served as Senior Vice President of CNL Institutional Advisors, Inc., a registered investment advisor, from 1990 to 1993, as Vice President of CNL Realty Advisors, Inc. since its inception in 1991, as Vice President of Commercial Net Lease Realty, Inc. since 1992, as Executive Vice President of CNL Income Fund Advisors, Inc. from its inception in 1994 to December 1995, as Executive Vice President of CNL Fund Advisors, Inc. since 1994, and as Executive Vice President of CNL American Properties Fund, Inc. since 1994. In addition, Ms. Wall has served as Executive Vice President of CNL Real Estate Advisors, Inc. since January 1997 and as Executive Vice President of CNL American Realty Fund, Inc. since 1996. Ms. Wall holds a B.A. in Business Administration from Linfield College and is a registered principal of CNL Securities Corp. Ms. Wall currently serves as a trustee on the board of the Investment Program Association and on the Direct Participation Program committee for the National Association of Securities Dealers (NASD).

         Steven D. Shackelford, age 33, has served as Chief Financial Officer of CNL Fund Advisors, Inc. since September 1996. Mr. Shackelford joined CNL Group, Inc. in September 1996. He also currently serves as the Chief Financial Officer of CNL American Properties Fund, Inc. From March 1995 to July 1996, he was a senior manager in the national office of Price Waterhouse where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he served as a manager in the Price Waterhouse, Paris, France office serving several multinational clients. Mr. Shackelford was an audit staff and senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr Shackelford received a B.A. in Accounting, with honors, and a Masters of Business Administration from Florida State University and is a certified public accountant.

Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of February 28, 1997, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of February 28, 1997, the beneficial ownership interests of the General Partners in the Registrant.


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


Item 13.  Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 1996, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

                                                                                                      Amount Incurred
                       Type of Compensation                                                             For the Year
                          and Recipient                     Method of Computation                 Ended December 31, 1996
                       ---------------------                ---------------------               ---------------------------
                 Reimbursement to affiliates             Operating expenses are                 Operating expenses incurred on
                 for operating expenses                  reimbursed at the lower of             behalf of the Partnership:
                                                         cost or 90 percent of the              $96,112
                                                         prevailing rate at which
                                                         comparable services could have         Accounting and administrative
                                                         been obtained in the same              services:  $95,420
                                                         geographic area.  Affiliates
                                                         of the General Partners from
                                                         time to time incur certain
                                                         operating expenses on behalf
                                                         of the Partnership for which
                                                         the Partnership reimburses the
                                                         affiliates without interest.



                       Type of Compensation                                                             For the Year
                          and Recipient                     Method of Computation                 Ended December 31, 1996
                       ---------------------                ---------------------               ---------------------------
                 Annual, subordinated  manage-           One percent of the sum of                 $ - 0 -
                 ment fee to affiliates                  gross operating revenues from
                                                         Properties wholly owned by the
                                                         Partnership plus the
                                                         Partnership's allocable share
                                                         of gross revenues of joint
                                                         ventures in which the
                                                         Partnership is a co-venturer
                                                         and the Property owned with an
                                                         affiliate as tenants-in-
                                                         common, subordinated to
                                                         certain minimum returns to the
                                                         Limited Partners.  The
                                                         management fee will not exceed
                                                         competitive fees for
                                                         comparable services.   Due to
                                                         the fact that these fees are
                                                         non-cumulative, if the Limited
                                                         Partners do not receive their
                                                         10% Preferred Return in any
                                                         particular year, no management
                                                         fees will be due or payable
                                                         for such year.

                 Deferred, subordinated real             A deferred, subordinated real             $ - 0 -
                 estate disposition fee payable          estate disposition fee,
                 to affiliates                           payable upon sale of one or
                                                         more Properties, in an amount
                                                         equal to the lesser of (i)
                                                         one-half of a competitive real
                                                         estate commission, or (ii)
                                                         three percent of the sales
                                                         price of such Property or
                                                         Properties.  Payment of such
                                                         fee shall be made only if
                                                         affiliates of the General
                                                         Partners  provide a
                                                         substantial amount of services
                                                         in connection with the sale of
                                                         a Property or Properties and
                                                         shall be subordinated to
                                                         certain minimum returns to the
                                                         Limited Partners.  However, if
                                                         the net sales proceeds are
                                                         reinvested in a replacement
                                                         property, no such real estate
                                                         disposition fee will be
                                                         incurred until such
                                                         replacement property is sold
                                                         and the net sales proceeds are
                                                         distributed.



                       Type of Compensation                                                             For the Year
                          and Recipient                     Method of Computation                 Ended December 31, 1996
                       ---------------------                ---------------------               ---------------------------
                 General Partners' deferred,             A deferred, subordinated share            $ - 0 -
                 sub-ordinated share of                  equal to one percent of
                 Partnership net cash flow               Partnership distributions of
                                                         net cash flow, subordinated to
                                                         certain minimum returns to the
                                                         Limited Partners.

                 General Partners' deferred,             A deferred, subordinated share            $ - 0 -
                 sub-ordinated share of                  equal to five percent of
                 Partnership net sales proceeds          Partnership distributions of
                 from a sale or sales                    such net sales proceeds,
                                                         subordinated to certain
                                                         minimum returns to the Limited
                                                         Partners.





                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)       The following documents are filed as part of this report.

          1.  Financial Statements

                  Report of Independent Accountants

                  Balance Sheets at December 31, 1996 and 1995

                  Statements of Income for the years ended December 31, 1996,
                    1995 and 1994

                  Statements of Partners' Capital for the years ended December
                    31, 1996, 1995 and 1994

                  Statements of Cash Flows for the years ended December 31,
                    1996, 1995 and 1994

                  Notes to Financial Statements

          2.  Financial Statement Schedules

                  Schedule II - Valuation and Qualifying Accounts for
                                   the years ended December 31, 1996, 1995 and
                                   1996

                  Schedule III - Real Estate and Accumulated Depreciation at
                                  December 31, 1996

                  Notes to Schedule III - Real Estate and Accumulated
                                            Depreciation at December 31, 1996

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

         4.2 Agreement and Certificate of Limited Partnership of CNL Income Fund VI, Ltd. (Included as Exhibit 4.2 to Form 10-K filed with the Securities and Exchange Commission on April 1, 1996, and incorporated herein by reference.)

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

         10.3 Assignment of Management Agreement from CNL Income Fund Advisors, Inc. to CNL Fund Advisors, Inc. (Included as Exhibit
                  10.3 to Form 10-K filed with the Securities and Exchange Commission on April 1, 1996, and incorporated herein by reference.)

         27       Financial Data Schedule (Filed herewith.)

(b) The Registrant filed no reports on Form 8-K during the period from October 1, 1996 through December 31, 1996.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 1997.

                                   CNL INCOME FUND VI, LTD.

                                   By:      CNL REALTY CORPORATION
                                            General Partner

                                            /s/ Robert A. Bourne
                                            ---------------------------
                                            ROBERT A. BOURNE, President


                                   By:      ROBERT A. BOURNE
                                            General Partner

                                            /s/ Robert A. Bourne
                                            ---------------------------
                                            ROBERT A. BOURNE


                                   By:      JAMES M. SENEFF, JR.
                                            General Partner

                                            /s/ James M. Seneff, Jr.
                                            ----------------------------
                                            JAMES M. SENEFF, JR.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      Signature                         Title                              Date
      ---------                         -----                              ----

/s/ Robert A. Bourne          President, Treasurer and Director       March 26, 1997
-------------------------     (Principal Financial and Accounting
Robert A. Bourne              Officer)



/s/ James M. Seneff, Jr.      Chief Executive Officer and Director    March 26, 1997
-------------------------     (Principal Executive Officer)
James M. Seneff, Jr.


                            CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 1996, 1995 and 1994




                                                                Additions                        Deductions
                                                       ----------------------------      --------------------------
                                      Balance at       Charged to        Charged to        Deemed                         Balance
                                       Beginning        Costs and          Other          Uncollec-                       at End
Year     Description                    of Year         Expenses          Accounts          tible         Collected       of Year
----     -----------                  ----------       ----------        ----------       ---------       ---------      --------

1994     Allowance for
           doubtful
           accounts (a)                 $     -          $44,440         $141,902(b)        $     -       $     -        $186,342
                                        ========         =======         ========           ========      ========       ========


1995     Allowance for
           doubtful
           accounts (a)                 $186,342         $    -          $ 75,202(b)        $ 49,672      $  8,303       $203,569
                                        ========         =======         ========           ========      ========       ========


1996     Allowance for
           doubtful
           accounts (a)                 $203,569         $    -          $ 11,762(b)        $ 78,084      $ 11,658       $125,589
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

                            CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                               December 31, 1996



                                                                                           Costs Capitalized
                                                                                              Subsequent
                                                          Initial Cost                       To Acquisition
                                                      ---------------------------        ----------------------
                                                                       Buildings
                                      Encum-                             and             Improve-      Carrying
                                     brances          Land           Improvements         ments         Costs
                                     -------         -------         ------------        --------      --------
Properties the Partnership
  has Invested In Under
  Operating Leases:

    Burger King Restaurants:
      Sevierville, Tennessee              -        $   352,845         $  609,006       $       -      $     -
      Walker Springs, Tennessee           -            370,839            563,193               -            -
      Knoxville, Tennessee                -            421,258            539,964               -            -
      Greeneville, Tennessee              -            318,817            642,538               -            -

    Church's Fried Chicken
      Restaurant:
        Orlando, Florida                  -            177,440            270,985               -            -

    Denny's Restaurant:
      Deland, Florida                     -            448,435                 -           600,394           -

    Golden Corral Family
      Steakhouse Restaurants:
        Albuquerque, New Mexico           -            717,708          1,018,823               -            -
        Amarillo, Texas                   -            773,627            908,171               -            -
        Lawton, Oklahoma                  -            559,095            838,642               -            -
        El Paso, Texas                    -            670,916                 -           837,317           -

    Hardee's Restaurants:
      Greensburg, Indiana                 -            222,559                 -           515,529           -
      Bellevue, Nebraska                  -            397,402                 -                -            -
      Springfield, Tennessee              -            203,159            413,221               -            -

    Jack in the Box Restaurant:
      San Antonio, Texas                  -            272,300                 -                -            -

    KFC Restaurants:
      Whitehall, Michigan                 -            230,867            553,862           74,156           -
      Caro, Michigan                      -            150,804                 -           373,558           -
      Gainesville, Florida                -            321,789            287,429               -            -

    Perkins Restaurants:
      Melbourne, Florida                  -            428,901                 -                -            -
      Naples, Florida                     -            809,340                 -                -            -

    Popeyes Famous Fried
      Chicken Restaurants:
        Jacksonville, Florida             -            121,901            190,505          123,663           -
        Jacksonville, Florida             -            141,356            185,933          132,144           -
        Gainesville, Florida              -             83,542            208,564          192,227           -
        Jacksonville, Florida             -             93,914            158,543          163,399           -
        Tallahassee, Florida              -            116,019            233,858          177,915           -


                                                                                                                           Life
                                           Gross Amount at Which Carried                                                 on Which
                                               at Close of Period (c)                                                  Depreciation
                                  ----------------------------------------------                                        in Latest
                                                   Buildings                                      Date                    Income
                                                      and                       Accumulated      of Con-      Date     Statement is
                                     Land         Improvements       Total      Depreciation    struction   Acquired     Computed
                                  -----------     ------------    -----------   ------------    ---------   --------   -------------
Properties the Partnership
  has Invested In Under
  Operating Leases:

    Burger King Restaurants:
      Sevierville, Tennessee      $   352,845      $   609,006    $   961,851     $  141,879       1986       01/90       (b)
      Walker Springs, Tennessee       370,839          563,193        934,032        130,949       1986       01/90       (b)
      Knoxville, Tennessee            421,258          539,964        961,222        125,794       1985       01/90       (b)
      Greeneville, Tennessee          318,817          642,538        961,355        149,691       1988       01/90       (b)

    Church's Fried Chicken
      Restaurant:
        Orlando, Florida              177,440          270,985        448,425         60,310       1985       04/90       (b)

    Denny's Restaurant:
      Deland, Florida                 448,435          600,394      1,048,829        135,706       1990       10/89       (b)

    Golden Corral Family
      Steakhouse Restaurants:
        Albuquerque, New Mexico       717,708        1,018,823      1,736,531        238,289       1989       12/89       (b)
        Amarillo, Texas               773,627          908,171      1,681,798        212,404       1989       12/89       (b)
        Lawton, Oklahoma              559,095          838,642      1,397,737        196,143       1989       12/89       (b)
        El Paso, Texas                670,916          837,317      1,508,233        179,163       1990       04/90       (b)

    Hardee's Restaurants:
      Greensburg, Indiana             222,559          515,529        738,088        122,447       1989       07/89       (b)
      Bellevue, Nebraska              397,402            (f)          397,402             -        1990       12/89       (d)
      Springfield, Tennessee          203,159          413,221        616,380         84,229       1990       11/90       (b)

    Jack in the Box Restaurant:
      San Antonio, Texas              272,300            (f)          272,300             -        1990       08/90       (d)

    KFC Restaurants:
      Whitehall, Michigan             230,867          628,018        858,885        141,494       1989       02/90       (b)
      Caro, Michigan                  150,804          373,558        524,362         84,051       1990       03/90       (b)
      Gainesville, Florida            321,789          287,429        609,218         59,087       1985       11/90       (b)

    Perkins Restaurants:
      Melbourne, Florida              428,901            (f)          428,901             -        1990       11/89       (d)
      Naples, Florida                 809,340            (f)          809,340             -        1978       12/89       (d)

    Popeyes Famous Fried
      Chicken Restaurants:
        Jacksonville, Florida         121,901          314,168        436,069         68,159       1985       04/90       (b)
        Jacksonville, Florida         141,356          318,077        459,433         69,177       1985       04/90       (b)
        Gainesville, Florida           83,542          400,791        484,333         84,110       1990       04/90       (b)
        Jacksonville, Florida          93,914          321,942        415,856         67,850       1985       04/90       (b)
        Tallahassee, Florida          116,019          411,773        527,792         87,206       1985       04/90       (b)


                                      F-2

                            CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)

      SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                               December 31, 1996



                                                                                                 Costs Capitalized
                                                                                                    Subsequent
                                                                    Initial Cost                  To Acquisition
                                                            ----------------------------     -----------------------
                                                                           Buildings
                                           Encum-                             and             Improve-      Carrying
                                          brances            Land         Improvements         ments         Costs
                                          -------            ----         ------------        --------      --------
    Shoney's Restaurants:
      Venice, Florida                          -            471,467                 -           608,671           -
      Nashville, Tennessee                     -            320,540            531,507               -            -

    Taco Bell Restaurant:
      Detroit, Michigan                        -            171,240                 -           385,709           -

    Waffle House Restaurants:
      Clearwater, Florida                      -            130,499            268,580               -            -
      Roanoke, Virginia                        -            119,533            236,219               -            -
      Atlantic Beach, Florida                  -            141,627            263,021               -            -

    Wendy's Old Fashioned
      Hamburger Restaurant:
        Liverpool, New York                    -            213,380            155,981               -            -

    Other:
      Hermitage, Tennessee                     -            391,156                 -           720,026           -
                                                        -----------         ----------       ----------     -------

                                                        $10,364,275         $9,078,545       $4,904,708     $     -
                                                        ===========         ==========       ==========     =======

Property of Joint Venture
  in Which the Partnership
  has a 36% Interest and has
  Invested in Under an
  Operating Lease:
    Denny's Restaurant:
      Show Low, Arizona                        -        $    96,501         $  189,000       $  436,392     $     -
                                                        ===========         ==========       ==========     =======

Property of Joint Venture
  in Which the Partnership
  has a 3.9% Interest and has
  Invested in Under an
  Operating Lease:
    KFC Restaurant:
      Auburn, Massachusetts                    -        $   484,362         $       -        $       -      $     -
                                                        ===========         ==========       ==========     =======

Property of Joint Venture in Which the
  Partnership has a 14% Interest and has
  Invested in Under an Operating Lease:
    Burger King Restaurant:
      Asheville, North Carolina                -        $   438,695         $  450,432       $       -      $     -
                                                        ===========         ==========       ==========     =======






                                                                                                                       Life
                                         Gross Amount at Which Carried                                               on Which
                                            at Close of Period (c)                                                  Depreciation
                                    --------------------------------------                                            in Latest
                                                  Buildings                                    Date                    Income
                                                     and                      Accumulated     of Con-      Date     Statement is
                                       Land      Improvements     Total       Depreciation   struction   Acquired     Computed
                                    -----------  ------------  -----------    ------------   ---------   --------   -------------

    Shoney's Restaurants:
      Venice, Florida                   471,467       608,671    1,080,138         142,868      1989       08/89       (b)
      Nashville, Tennessee              320,540       531,507      852,047         129,189      1988       09/89       (b)

    Taco Bell Restaurant:
      Detroit, Michigan                 171,240       385,709      556,949          89,118      1990       11/89       (b)

    Waffle House Restaurants:
      Clearwater, Florida               130,499       268,580      399,079          62,399      1988       01/90       (b)
      Roanoke, Virginia                 119,533       236,219      355,752          54,880      1987       01/90       (b)
      Atlantic Beach, Florida           141,627       263,021      404,648          60,819      1986       01/90       (b)

    Wendy's Old Fashioned
      Hamburger Restaurant:
        Liverpool, New York             213,380       155,981      369,361          36,612      1977       12/89       (b)

    Other:
      Hermitage, Tennessee              391,156       720,026    1,111,182         151,127      1990       02/90       (b)
                                    -----------   -----------  -----------      ----------

                                    $10,364,275   $13,983,253  $24,347,528      $3,165,150
                                    ===========   ===========  ===========      ==========

Property of Joint Venture
  in Which the Partnership
  has a 36% Interest and has
  Invested in Under an
  Operating Lease:
    Denny's Restaurant:
      Show Low, Arizona             $    96,501   $   625,392  $   721,893      $  168,765      1987       06/90       (b)
                                    ===========   ===========  ===========      ==========

Property of Joint Venture
  in Which the Partnership
  has a 3.9% Interest and has
  Invested in Under an
  Operating Lease:
    KFC Restaurant:
      Auburn, Massachusetts         $   484,362       (f)       $   484,362     $       -       1989        01/90    (d)
                                    ===========                 ===========     ==========

Property of Joint Venture in Which
  the Partnership has a 14% Interest
  and has Invested in Under an
  Operating Lease:
    Burger King Restaurant:
      Asheville, North Carolina     $   438,695   $   450,432  $   889,127      $   86,919      1986       03/91       (b)
                                    ===========   ===========  ===========      ==========

                            CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)

      SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                               December 31, 1996



                                                                                            Costs Capitalized
                                                                                                Subsequent
                                                             Initial Cost                      To Acquisition
                                                     ------------------------------      ----------------------
                                                                       Buildings
                                      Encum-                             and             Improve-      Carrying
                                     brances          Land           Improvements         ments         Costs
                                     -------          ----           ------------        --------      --------
Property in Which the Partner-
  ship has a 51.67% Interest
  as Tenants-in-Common and
  has Invested in Under an
  Operating Lease:
    Jack in the Box Restaurant:
      Yuma, Arizona                       -        $   255,235         $  625,798       $       -      $     -
                                                   ===========         ==========       ==========     =======

Property in Which the Partner-
  has a 17.93% Interest as
  Tenants-in-Common and has
  Invested in Under an
  Operating Lease:
    Golden Corral Family
      Steakhouse Restaurant:
        Clinton, North Carolina            -       $   138,382        $   676,588       $       -       $    -
                                                   ===========        ===========       ==========      ======

Properties the Partnership
  has Invested in Under
  Direct Financing Leases:
    Denny's Restaurant:
      Cheyenne, Wyoming                   -        $   162,209         $  648,839       $       -      $     -
      Broken Arrow, Oklahoma              -            164,640            559,972               -            -

    Hardee's Restaurants:
      Bellevue, Nebraska                  -                 -             556,737               -            -
      Plattsmouth, Nebraska               -             93,448            517,080               -            -
      Waynesburg, Ohio                    -            136,242            441,299               -            -

    Jack in the Box Restaurant:
      San Antonio, Texas                  -                 -             420,568               -            -

    Perkins Restaurants:
      Melbourne, Florida                  -                 -                  -           305,120           -
      Naples, Florida                     -                 -             365,831               -            -

    Other:
      Chester, Pennsylvania (g)           -             98,009                 -           495,472           -
                                                   -----------         ----------       ----------     -------

                                          -        $   654,548         $3,510,326       $  800,592     $     -
                                                   ===========         ==========       ==========     =======

Property of Joint Venture
  in Which the Partnership has
  a 3.9% Interest and has
  Invested in Under a
  Direct Financing Lease:
    KFC Restaurant:
      Auburn, Massachusetts               -        $        -          $       -        $  434,947     $     -
                                                   ===========         ==========       ==========     =======




                                                                                                                         Life
                                         Gross Amount at Which Carried                                                 on Which
                                            at Close of Period (c)                                                   Depreciation
                                   --------------------------------------                                              in Latest
                                                 Buildings                                    Date                      Income
                                                    and                     Accumulated      of Con-       Date      Statement is
                                      Land      Improvements     Total      Depreciation    struction    Acquired      Computed
                                   -----------  ------------  -----------   ------------    ---------    --------    ------------
Property in Which the Partner-
  ship has a 51.67% Interest
  as Tenants-in-Common and
  has Invested in Under an
  Operating Lease:
    Jack in the Box Restaurant:
      Yuma, Arizona                $   255,235   $   625,798  $   881,033   $   51,440       1992         07/94         (b)
                                   ===========   ===========  ===========   ==========

Property in Which the Partner-
  has a 17.93% Interest as
  Tenants-in-Common and has
  Invested in Under an
  Operating Lease:
    Golden Corral Family
      Steakhouse Restaurant:
        Clinton, North Carolina    $   138,382   $   676,588  $   814,970   $   21,168       1996         01/96         (b)
                                   ===========   ===========  ===========   ==========

Properties the Partnership
  has Invested in Under
  Direct Financing Leases:
    Denny's Restaurant:
      Cheyenne, Wyoming               (f)             (f)          (f)          (e)          1980         12/89         (e)
      Broken Arrow, Oklahoma          (f)             (f)          (f)          (e)          1982         08/95         (e)

    Hardee's Restaurants:
      Bellevue, Nebraska               -              (f)          (f)          (d)          1990         12/89         (d)
      Plattsmouth, Nebraska           (f)             (f)          (f)          (e)          1989         01/90         (e)
      Waynesburg, Ohio                (f)             (f)          (f)          (e)          1990         11/90         (e)

    Jack in the Box Restaurant:
      San Antonio, Texas               -              (f)          (f)          (d)          1990         08/90         (d)

    Perkins Restaurants:
      Melbourne, Florida               -              (f)          (f)          (d)          1990         11/89         (d)
      Naples, Florida                  -              (f)          (f)          (d)          1978         12/89         (d)

    Other:
      Chester, Pennsylvania (g)       (f)             (f)          (f)          (e)          1991         12/89         (e)





Property of Joint Venture
  in Which the Partnership has
  a 3.9% Interest and has
  Invested in Under a
  Direct Financing Lease:
    KFC Restaurant:
      Auburn, Massachusetts            -              (f)          (f)          (d)          1989         01/90         (d)


                            CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                               December 31, 1996



(a) Transactions in real estate and accumulated depreciation during 1996, 1995 and 1994, are summarized as follows:

                                                                 Accumulated
                                             Cost (h)           Depreciation
                                             --------           ------------

         Properties the Partnership
           has Invested In Under
           Operating Leases:

             Balance, December 31, 1993     $26,439,040          $1,942,633
             Dispositions                    (1,228,109)           (131,292)
             Acquisitions                       980,904                  -
             Depreciation expense                    -              496,384
                                            -----------          ----------

             Balance, December 31, 1994      26,191,835           2,307,725
             Dispositions                      (889,049)            (79,459)
             Additional costs capitalized        25,646                  -
             Depreciation expense                    -              489,480
                                            -----------          ----------

             Balance, December 31, 1995      25,328,432           2,717,746
             Disposition                       (980,904)            (34,279)
             Depreciation expense                    -              481,683
                                            -----------          ----------

             Balance, December 31, 1996     $24,347,528         $ 3,165,150
                                            ===========         ===========


         Property of Joint Venture in
           Which the Partnership has a 36%
           Interest and has Invested in
           Under an Operating Lease:

             Balance, December 31, 1993     $   721,893          $  106,226
             Depreciation expense                    -               20,846
                                            -----------          ----------

             Balance, December 31, 1994         721,893             127,072
             Depreciation expense                    -               20,847
                                            -----------          ----------

             Balance, December 31, 1995         721,893             147,919
             Depreciation expense                    -               20,846
                                            -----------          ----------

             Balance, December 31, 1996     $   721,893          $  168,765
                                            ===========          ==========

                            CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)

              NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                               December 31, 1996



                                                                   Accumulated
                                               Cost (h)           Depreciation
                                               --------           ------------

    Property of Joint Venture in
      Which the Partnership has a
      3.9% Interest and has Invested
      in Under an Operating
      Lease:

        Balance, December 31, 1993           $   484,362          $       -
        Depreciation expense (d)                      -                   -
                                             -----------          ---------

        Balance, December 31, 1994               484,362                  -
        Depreciation expense (d)                      -                   -
                                             -----------          ---------

        Balance, December 31, 1995               484,362                  -
        Depreciation expense (d)                      -
                                             ----------           ---------

        Balance, December 31, 1996           $   484,362          $       -
                                             ===========          =========


    Property of Joint Venture in
      Which the Partnership has a
      14% Interest and has Invested
      in Under an Operating Lease:

        Balance, December 31, 1993           $   889,127          $   41,876
        Depreciation expense                          -               15,015
                                             -----------          ----------

        Balance, December 31, 1994               889,127              56,891
        Depreciation expense                          -               15,014
                                             -----------          ----------

        Balance, December 31, 1995               889,127              71,905
        Depreciation expense                          -               15,014
                                             -----------          ----------

        Balance, December 31, 1996           $   889,127          $   86,919
                                             ===========          ==========


    Property in Which the Partnership
      has a 51.67% Interest as
      Tenants-in-Common and has
      Invested in Under an Operating
      Lease:

        Balance, December 31, 1993           $        -           $       -
        Acquisitions                             881,033                  -
        Depreciation expense                          -                9,720
                                             -----------          ----------

        Balance, December 31, 1994               881,033               9,720
        Depreciation expense                          -               20,860
                                             -----------          ----------

        Balance, December 31, 1995               881,033              30,580
        Depreciation expense                          -               20,860
                                             -----------          ----------

        Balance, December 31, 1996           $   881,033          $   51,440
                                             ===========          ==========

                            CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)

              NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                               December 31, 1996



                                                                 Accumulated
                                                 Cost (h)        Depreciation
                                                 --------        ------------

        Property in Which the Partnership
          has a 17.93% Interest as
          Tenants-in-Common and has
          Invested in Under an Operating
          Lease:

            Balance, December 31, 1995          $        -       $       -
            Acquisitions                            814,970              -
            Depreciation expense                         -           21,168
                                                -----------      ----------

            Balance, December 31, 1996          $   814,970      $   21,168
                                                ===========      ==========


(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 1996, the aggregate cost of the Properties owned by the Partnership and its consolidated joint venture, and the unconsolidated joint ventures (including the two Properties held as tenants-in-common) for federal income tax purposes was $27,956,036 and $4,042,142, respectively. All of the leases are treated as operating leases for federal income tax purposes.

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

(h) For financial reporting purposes, the undepreciated cost of the Property in Liverpool, New York, was written down to net realizable value due to an anticipated impairment in value. The Partnership recognized the impairment by recording an allowance for loss on land and building in the amount of $77,023 at December 31, 1996. The impairment at December 31, 1996, represents difference between the property's carrying value and the General Partners' estimate of the net realizable value of the property based on an anticipated sales price of this Property to an interested and unrelated third party. The cost of the Property presented on this schedule is the gross amount at which the Property was carried at December 31, 1996, excluding the allowance for loss on land and building.

                                    EXHIBITS

                                 EXHIBIT INDEX


Exhibit Number                                                                                          Page
--------------                                                                                          ----

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

      4.2         Agreement and Certificate of Limited Partnership of CNL Income
                  Fund VI, Ltd. (Included as Exhibit 4.2 to Form 10-K filed with the Securities and Exchange Commission on April 1, 1996, and incorporated herein by reference.)

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

     10.3         Assignment of Management Agreement from CNL Income Fund
                  Advisors, Inc. to CNL Fund Advisors, Inc. (Included as Exhibit
                  10.3 to Form 10-K filed with the Securities and Exchange
                  Commission on April 1, 1996, and incorporated herein by reference.)

     27           Financial Data Schedule (Filed herewith.)
