Form 10-Q
period 1997-03-31
CNL INCOME FUND VI LTD
filed 1997-05-13
CIK 837986

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


(X)            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 1997

                                      OR

( )           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


                            Commission file number
                                    0-19144


                          CNL Income Fund VI, Ltd.
            (Exact name of registrant as specified in its charter)


          Florida                           59-2922954
(State or other jurisdiction           (I.R.S. Employer
of incorporation or organiza-          Identification No.)
tion)


400 E. South Street, #500
Orlando, Florida                               32801
(Address of principal                       (Zip Code)
executive offices)


Registrant's telephone number
(including area code)                      (407) 422-1574


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









                           CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)
                           CONDENSED BALANCE SHEETS


                                                 March 31,       December 31,
           ASSETS                                  1997              1996
                                                -----------      ------------

Land and buildings on operating
  leases, less accumulated
  depreciation of $3,284,040
  and $3,165,150                                $22,099,112      $21,105,355
Net investment in direct
  financing leases                                4,640,687        4,659,024
Investment in joint ventures                      1,122,219          997,016
Cash and cash equivalents                         1,013,234        1,127,930
Restricted cash                                          -           977,756
Receivables, less allowance for
  doubtful accounts of $146,249
  and $115,892                                       92,147          174,983
Prepaid expenses                                      2,961            1,163
Lease costs, less accumulated
  amortization of $4,164 and
  $3,691                                             13,536           14,009
Accrued rental income, less
  allowance for doubtful
  accounts of $9,697 in 1997
  and 1996                                        1,070,794        1,045,319
Other assets                                         26,731           26,731
                                                -----------      -----------

                                                $30,081,421      $30,129,286
                                                ===========      ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                $    25,262      $    18,161
Accrued and escrowed real estate
  taxes payable                                       5,633           11,338
Due to related parties                                7,688            2,633
Distributions payable                               787,500          857,500
Rents paid in advance                                37,438           30,705
                                                -----------      -----------
    Total liabilities                               863,521          920,337

Minority interest                                   160,960          164,582

Partners' capital                                29,056,940       29,044,367
                                                -----------      -----------

                                                $30,081,421      $30,129,286
                                                ===========      ===========


           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)
                        CONDENSED STATEMENTS OF INCOME


                                                          Quarter Ended
                                                            March 31,
                                                        1997         1996
                                                      --------     --------

Revenues:
  Rental income from operating leases                 $639,561     $694,047
  Earned income from direct financing
    leases                                             144,914      142,601
  Contingent rental income                              18,936        6,329
  Interest and other income                             15,283       12,102
                                                      --------     --------
                                                       818,694      855,079
                                                      --------     --------

Expenses:
  General operating and administrative                  34,705       44,233
  Professional services                                  5,978       11,069
  Real estate taxes                                      2,532           -
  State and other taxes                                  8,614        8,014
  Depreciation and amortization                        119,363      121,131
                                                      --------     --------
                                                       171,192      184,447
                                                      --------     --------

Income Before Minority Interest in Loss
  (Income) of Consolidated Joint Venture
  and Equity in Earnings of Unconsolidated
  Joint Ventures                                       647,502      670,632

Minority Interest in Loss (Income) of
  Consolidated Joint Venture                             3,843       (5,604)

Equity in Earnings of Unconsolidated Joint
  Ventures                                             148,728       22,605
                                                      --------     --------

Net Income                                            $800,073     $687,633
                                                      ========     ========

Allocation of Net Income:
  General partners                                    $  8,001     $  6,876
  Limited partners                                     792,072      680,757
                                                      --------     --------

                                                      $800,073     $687,633
                                                      ========     ========


Net Income Per Limited Partner Unit                   $  11.32     $   9.73
                                                      ========     ========

Weighted Average Number of Limited
  Partner Units Outstanding                             70,000       70,000
                                                      ========     ========


           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)
                   CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                              Quarter Ended       Year Ended
                                                March 31,        December 31,
                                                  1997               1996
                                              -------------      ------------

General partners:
  Beginning balance                            $   204,010       $   175,673
  Net income                                         8,001            28,337
                                               -----------       -----------
                                                   212,011           204,010
                                               -----------       -----------

Limited partners:
  Beginning balance                             28,840,357        29,285,093
  Net income                                       792,072         2,775,264
  Distributions ($11.25 and
    $46.00 per limited partner
    unit, respectively)                           (787,500)       (3,220,000)
                                               -----------       -----------
                                                28,844,929        28,840,357
                                               -----------       -----------

Total partners' capital                        $29,056,940       $29,044,367
                                               ===========       ===========


           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)
                      CONDENSED STATEMENTS OF CASH FLOWS


                                                         Quarter Ended
                                                           March 31,
                                                      1997          1996
                                                  -----------    -----------

Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating
      Activities                                  $   878,213    $   820,725
                                                  -----------    -----------

    Cash Flows from Investing
      Activities:
        Additions to land and buildings
          on operating leases                      (1,112,647)            -
        Investment in joint venture                        -        (173,650)
        Collections on mortgage note
          receivable                                       -           3,033
        Decrease in restricted cash                   977,017             -
                                                  -----------    -----------
            Net cash used in investing
              activities                             (135,630)      (170,617)
                                                  -----------    -----------

    Cash Flows from Financing
      Activities:
        Distributions to limited
          partners                                   (857,500)      (787,500)
        Distributions to holder of
          minority interest                               221           (641)
                                                  -----------    -----------
            Net cash used in financing
              activities                             (857,279)      (788,141)
                                                  -----------    -----------

Net Decrease in Cash and Cash
  Equivalents                                        (114,696)      (138,033)

Cash and Cash Equivalents at Beginning
  of Quarter                                        1,127,930      1,120,999
                                                  -----------    -----------

Cash and Cash Equivalents at End of
  Quarter                                         $ 1,013,234    $   982,966
                                                  ===========    ===========

Supplemental Schedule of Non-Cash
  Financing Activities:

    Distributions declared and unpaid
      at end of quarter                           $   787,500    $   787,500
                                                  ===========    ===========


           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                    Quarters Ended March 31, 1997 and 1996


1.    Basis of Presentation:

      The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 1997, may not be indicative of the results that may be expected for the year ending December 31, 1997. Amounts as of December 31, 1996, included in the financial statements, have been derived from audited financial statements as of that date.

      These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund VI, Ltd. (the "Partnership") for the year ended December 31, 1996.

      The Partnership accounts for its 66 percent interest in the accounts of Caro Joint Venture using the consolidation method. Minority interest represents the minority joint venture partner's proportionate share of the equity in the Partnership's consolidated joint venture. All significant intercompany accounts and transactions have been eliminated.

2.    Land and Buildings:

      In February 1997, the Partnership reinvested the net sales proceeds from the sale of the Property in Dallas, Texas, in December 1996, along with additional funds, in a Bertucci's Property in Marietta, Georgia, for a total cost of approximately $1,112,600.

3.    Investment in Joint Ventures:

      In January 1997, Show Low Joint Venture, in which the Partnership owns a 36 percent interest, sold its property to the tenant for $970,000, resulting in a gain to the joint venture of approximately $360,000 for financial reporting purposes. The property was originally contributed to Show Low Joint Venture in July 1990 and had a total cost of approximately $663,500, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the joint venture sold the property for approximately $306,500 in excess of its original purchase price.



                           CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)
              NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
                    Quarters Ended March 31, 1996 and 1995


3.    Investment in Joint Ventures - Continued:

      The following presents the combined, condensed financial information for all of the Partnership's investments in joint ventures at:

                                                 March 31,   December 31,
                                                   1997          1996
                                                ----------   ------------

            Land and buildings on
              operating leases, less
              accumulated depreciation          $2,895,357    $3,463,093
            Net investment in direct
              financing leases                     399,648       401,650
            Cash                                    17,765        11,177
            Restricted cash                        973,032            -
            Receivables                              4,246        21,826
            Accrued rental income                  181,514       191,594
            Other assets                               367        44,380
            Liabilities                             18,741        10,221
            Partners' capital                    4,453,188     4,123,499
            Revenues                               104,934       528,092
            Gain on sale                           360,002            -
            Net income                             443,837       436,981

      The Partnership recognized income totalling $148,728 and $22,605 for the quarters ended March 31, 1997 and 1996, respectively, from these joint ventures.

4.    Concentration of Credit Risk:

      The following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures and the properties held as tenants-in-common with affiliates), for at least one of the quarters ended March 31:

                                                     1997        1996
                                                   --------    --------

            Golden Corral Family
              Steakhouse Restaurants               $167,318    $169,934
            Burger King                             127,708     113,899
            Denny's                                  91,206      92,437
            Hardee's                                 80,076     103,029


                           CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)
              NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
                    Quarters Ended March 31, 1996 and 1995


4.    Concentration of Credit Risk - Continued:

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      CNL Income Fund VI, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 17, 1988, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 1997, the Partnership owned 42 Properties, including three Properties owned by joint ventures in which the Partnership is a co-venturer and two Properties owned with affiliates as tenants-in-common.

Liquidity and Capital Resources

      The Partnership's primary source of capital for the quarters ended March 31, 1997 and 1996, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $878,213 and $820,725 for the quarters ended March 31, 1997 and 1996, respectively. The increase in cash from operations for the quarter ended March 31, 1997, is primarily a result of changes in income and expenses, as discussed below in "Results of Operations" and changes in the Partnership's working capital.

      Other sources and uses of capital included the following during the quarter ended March 31, 1997.

      In January 1997, Show Low Joint Venture, in which the Partnership owns a 36 percent interest, sold its Property to the tenant for $970,000, resulting in a gain to the joint venture of approximately $360,000 for financial reporting purposes. The Property was originally contributed to Show Low Joint Venture in July 1990 and had a total cost of approximately $663,500, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the joint venture sold the Property for approximately $306,500 in excess of its original purchase price. The general partners believe that the transaction, or a portion thereof, relating to the sale of the Property in Show Low Joint Venture, and the reinvestment of the proceeds will qualify as a like-kind exchange transaction for federal income tax purposes.

      In February 1997, the Partnership reinvested the net sales proceeds from the sale of the Property in Dallas, Texas, in December 1996, along with additional funds, in a Bertucci's Property in Marietta, Georgia, for a total cost of approximately $1,112,600.


Liquidity and Capital Resources - Continued

      Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At March 31, 1997, the Partnership had $1,013,234 invested in such short-term investments as compared to $1,127,930 at December 31, 1996. The decrease in cash and cash equivalents during the quarter ended March 31, 1997, is primarily the result of the Partnership investing approximately $134,900 in a Bertucci's Property, as described above. The funds remaining at March 31, 1997, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

      Total liabilities of the Partnership, including distributions payable, decreased to $863,521 at March 31, 1997, from $920,337 at December 31, 1996, primarily as the result of the Partnership's accruing a special distribution payable to the limited partners of $70,000 at December 31, 1996, which was paid in January 1997. The general partners believe the Partnership has sufficient cash on hand to meet the Partnership's current working capital needs.

      Based primarily on cash from operations, the Partnership declared distributions to the limited partners of $787,500 for each of the quarters ended March 31, 1997 and 1996. This represents distributions for each applicable quarter of $11.25 per unit. No distributions were made to the general partners for the quarters ended March 31, 1997 and 1996. No amounts distributed or to be distributed to the limited partners for the quarters ended March 31, 1997 and 1996, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available to the limited partners on a quarterly basis.

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

Results of Operations

      During the quarters ended March 31, 1997 and 1996, the Partnership and its consolidated joint venture, Caro Joint Venture, owned and leased 38 wholly owned Properties (including one Property in Dallas, Texas, which was sold in December 1996) to operators of fast-food and family-style restaurant
chains.    In  connection


Results of Operations - Continued

therewith, the Partnership and Caro Joint Venture earned $784,475 and $836,648, during the quarters ended March 31, 1997 and 1996, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties. Rental and earned income decreased approximately $27,500 during the quarter ended March 31, 1997, as compared to the quarter ended March 31, 1996, as a result of the sale of the Property in Dallas, Texas, in December 1996. The decrease in rental income was partially offset by an increase of approximately $12,700 during the quarter ended March 31, 1997, due to the reinvestment of the net sales proceeds in a Property in Marietta, Georgia, in February 1997.

      The decrease in rental income is also attributable to the fact that the Partnership's consolidated joint venture established an allowance for doubtful accounts for rental amounts totalling approximately $29,300, due to financial difficulties the tenant is experiencing. The Partnership's consolidated joint venture will continue to pursue collection of such amounts and any amounts collected will be recorded as income.

      For the quarters ended March 31, 1997 and 1996, the Partnership also earned $18,936 and $6,329, respectively, in contingent rental income. The increase in contingent rental income during the quarter ended March 31, 1997, is primarily attributable to an increase in gross sales of certain restaurant Properties requiring the payment of contingent rental income.

      For the quarters ended March 31, 1997 and 1996, the Partnership owned and leased three Properties indirectly through joint venture arrangements (including one Property in Show Low Joint Venture, which was sold in January
1997) and two Properties as tenants-in-common with affiliates of the general partners. In connection therewith, during the quarters ended March 31, 1997 and 1996, the Partnership earned $148,728 and $22,605, respectively, attributable to net income earned by these joint ventures. The increase in net income earned by joint ventures is primarily attributable to the fact that in January 1997, Show Low Joint Venture, in which the Partnership owns a 36 percent interest, recognized a gain of approximately $360,000 for financial reporting purposes as a result of the sale of its Property in January 1997, as described above in "Liquidity and Capital Resources." Due to the fact that the joint venture intends on reinvesting the sales proceeds in an additional Property in 1997, the Partnership does not anticipate that the sale of the Property will have a material adverse effect on operations.

      During the quarter ended March 31, 1997, three restaurant chains, Burger King, Denny's, and Golden Corral Family Steakhouse Restaurants, each accounted for more than ten percent of the Partnership's total rental income during the quarter ended March 31, 1997 (including the Partnership's share of rental income from three Properties owned by a joint venture and two Properties


Results of Operations - Continued

owned with affiliates as tenants-in-common). During the remainder of 1997 and subsequent years, it is anticipated that these three restaurant chains each will continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these restaurant chains could materially affect the Partnership's income.

      Operating expenses, including depreciation and amortization expense, were $171,192 and $184,447 for the quarters ended March 31, 1997 and 1996, respectively. The decrease in operating expenses during the quarter ended March 31, 1997, as compared to the quarter ended March 31, 1996, is primarily attributable to a decrease in accounting and administrative expenses associated with operating the Partnership and its Properties and a decrease in professional services as a result of the Partnership incurring the cost of the 1996 appraisal updates obtained to prepare an annual statement of unit valuation to qualified plans in accordance with the partnership agreement during the quarter ended December 31, 1996. The Partnership incurred the cost of the 1995 appraisal updates during the quarter ended March 31, 1996.


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

Item 4.     Submission of Matters to a Vote of Security Holders.

            Inapplicable.

Item 5.     Other Information.  Inapplicable.

Item 6.     Exhibits and Reports on Form 8-K.

            (a)   Exhibits - None.

            (b) No reports on Form 8-K were filed during the quarter ended March 31, 1997.


                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      DATED this 12th day of May, 1997.


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