Form 10-Q
period 1997-06-30
CNL INCOME FUND VI LTD
filed 1997-08-07
CIK 837986

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   Forthe quarterly period ended June 30, 1997

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to


                             Commission file number
                                     0-19144


                            CNL Income Fund VI, Ltd.
             (Exact name of registrant as specified in its charter)


           Florida                                              59-2922954
    (State or other juris-                                   (I.R.S. Employer
   diction of incorporation                                 Identification No.)
      or organization)


400 E. South Street, #500
Orlando, Florida                                          32801
   (Address of principal                               (Zip Code)
     executive offices)


Registrant's telephone number
   (including area code)                             (407) 422-1574


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.   Yes     X      No

                                    CONTENTS




Part I                                                            Page

  Item 1.  Financial Statements:

    Condensed Balance Sheets                                      1

    Condensed Statements of Income                                2

    Condensed Statements of Partners' Capital                     3

    Condensed Statements of Cash Flows                            4

    Notes to Condensed Financial Statements                       5-8

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                                9-13

Part II

  Other Information                                               14

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                              June 30,              December 31,
           ASSETS                                                               1997                    1996
                                                                             -----------            --------
Land and buildings on operating
  leases, less accumulated
  depreciation and allowance
  for loss on land and buildings                                             $21,900,076             $21,105,355
Net investment in direct
  financing leases                                                             4,621,799               4,659,024
Investment in joint ventures                                                   1,122,731                 997,016
Cash and cash equivalents                                                        953,412               1,127,930
Restricted cash                                                                       -                  977,756
Receivables, less allowance for
  doubtful accounts of $224,402
  and $115,892                                                                    92,189                 174,983
Prepaid expenses                                                                   9,172                   1,163
Lease costs, less accumulated
  amortization of $4,636 and
  $3,691                                                                          13,064                  14,009
Accrued rental income, less
  allowance for doubtful
  accounts of $9,697 in 1997
  and 1996                                                                     1,095,917               1,045,319
Other assets                                                                      26,731                  26,731
                                                                             -----------             -----------

                                                                             $29,835,091             $30,129,286
                                                                             ===========             ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                             $    11,438             $    18,161
Accrued and escrowed real estate
  taxes payable                                                                   28,639                  11,338
Due to related parties                                                             8,736                   2,633
Distributions payable                                                            787,500                 857,500
Rents paid in advance                                                             19,978                  30,705
                                                                             -----------             -----------
    Total liabilities                                                            856,291                 920,337

Minority interest                                                                156,286                 164,582

Partners' capital                                                             28,822,514              29,044,367
                                                                             -----------             -----------

                                                                             $29,835,091             $30,129,286
                                                                             ===========             ===========








            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                         Quarter Ended                    Six Months Ended
                                                            June 30,                           June 30,
                                                      1997           1996               1997             1996
                                                    --------       --------          ----------       -------
Revenues:
  Rental income from
    operating leases                               $ 646,799       $696,372          $1,286,360       $1,390,419
  Earned income from direct
    financing leases                                 126,623        138,782             271,537          281,383
  Contingent rental income                             7,672          4,171              26,608           10,500
  Interest and other income                           17,982         14,497              33,265           26,599
                                                    --------       --------          ----------       ----------
                                                     799,076        853,822           1,617,770        1,708,901
                                                    --------       --------          ----------       ----------

Expenses:
  General operating and
    administrative                                    37,661         42,579              72,366           86,812
  Bad debt expense                                    13,102             -               13,102               -
  Professional services                                5,561          4,294              11,539           15,363
  Real estate taxes                                    7,432             -                9,964               -
  State and other taxes                                  354            114               8,968            8,128
  Depreciation and
    amortization                                     122,968        121,131             242,331          242,262
                                                    --------       --------          ----------       ----------
                                                     187,078        168,118             358,270          352,565
                                                    --------       --------          ----------       ----------

Income Before Minority
  Interest in Loss (Income)
  of Consolidated Joint
  Venture, Equity in
  Earnings of Unconsoli-
  dated Joint Ventures and
  Provision for Loss on Land
  and Building                                       611,998        685,704           1,259,500        1,356,336

Minority Interest in Loss
  (Income) of Consolidated
  Joint Venture                                          225         (5,465)              4,068          (11,069)

Equity in Earnings of
  Unconsolidated Joint
  Ventures                                            20,628         23,972             169,356           46,577

Provision for Loss on Land
  and Building                                       (79,777)            -              (79,777)              -
                                                    --------       --------          ----------       ---------

Net Income                                          $553,074       $704,211          $1,353,147       $1,391,844
                                                    ========       ========          ==========       ==========

Allocation of Net Income:
  General partners                                  $  5,799       $  7,042          $   13,800       $   13,918
  Limited partners                                   547,275        697,169           1,339,347        1,377,926
                                                    --------       --------          ----------       ----------

                                                    $553,074       $704,211          $1,353,147       $1,391,844
                                                    ========       ========          ==========       ==========

Net Income Per Limited
  Partner Unit                                      $   7.82       $   9.96          $    19.13       $    19.68
                                                    ========       ========          ==========       ==========

Weighted Average Number
  of Limited Partner Units
  Outstanding                                         70,000         70,000              70,000           70,000
                                                    ========       ========          ==========       ==========


            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                        Six Months Ended             Year Ended
                                                                            June 30,                December 31,
                                                                              1997                      1996
                                                                        ----------------            ------------
General partners:
  Beginning balance                                                       $   204,010               $   175,673
  Net income                                                                   13,800                    28,337
                                                                          -----------               -----------
                                                                              217,810                   204,010
                                                                          -----------               -----------

Limited partners:
  Beginning balance                                                        28,840,357                29,285,093
  Net income                                                                1,339,347                 2,775,264
  Distributions ($22.50 and
    $46.00 per limited partner
    unit, respectively)                                                    (1,575,000)               (3,220,000)
                                                                          -----------               -----------
                                                                           28,604,704                28,840,357
                                                                          -----------               -----------

Total partners' capital                                                   $28,822,514               $29,044,367
                                                                          ===========               ===========


            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                     Six Months Ended
                                                                                          June 30,
                                                                                 1997                  1996
                                                                             -----------            -----------
Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating
      Activities                                                             $ 1,613,540            $ 1,650,988
                                                                             -----------            -----------

    Cash Flows from Investing
      Activities:
        Additions to land and
          buildings on operating
          leases                                                              (1,112,647)                    -
        Investment in joint ventures                                                  -                (173,650)
        Collections on mortgage note
          receivable                                                                  -                   3,033
        Decrease in restricted cash                                              977,017                     -
        Payment of lease costs                                                    (3,300)                (3,300)
                                                                             -----------            ----------
            Net cash used in investing
              activities                                                        (138,930)              (173,917)
                                                                             -----------            -----------

    Cash Flows from Financing
      Activities:
        Distributions to limited
          partners                                                            (1,645,000)            (1,575,000)
        Distributions to holder of
          minority interest                                                       (4,228)                (3,524)
                                                                             -----------            -----------
            Net cash used in financing
              activities                                                      (1,649,228)            (1,578,524)
                                                                             -----------            -----------

Net Decrease in Cash and Cash
  Equivalents                                                                   (174,518)              (101,453)

Cash and Cash Equivalents at Beginning
  of Period                                                                    1,127,930              1,120,999
                                                                             -----------            -----------

Cash and Cash Equivalents at End of
  Period                                                                     $   953,412            $ 1,019,546
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

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1997 and 1996


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 1997, may not be indicative of the results that may be expected for the year ending December 31, 1997. Amounts as of December 31, 1996, included in the financial statements, have been derived from audited financial statements as of that date.

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

2.       Land and Buildings:

         Land and buildings on operating leases consisted of the following at:

                                                                        June 30,               December 31,
                                                                          1997                    1996
                  Land                                                $ 10,496,014            $ 10,364,275
                  Buildings                                             14,764,161              13,983,253
                                                                       -----------             -----------
                                                                        25,260,175              24,347,528
                  Less accumulated
                    depreciation                                        (3,406,536)             (3,165,150)
                                                                       -----------             -----------
                                                                        21,853,639              21,182,378
                  Less allowance for loss
                    on land and building                                  (153,563)                (77,023)
                                                                       -----------              ----------

                                                                       $21,900,076             $21,105,355
                                                                       ===========             ===========


                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
              Quarters and Six Months Ended June 30, 1997 and 1996

2.       Land and Buildings - Continued:

         In February 1997, the Partnership reinvested the net sales proceeds from the sale of the Property in Dallas, Texas, in December 1996, along with additional funds, in a Bertucci's Property in Marietta, Georgia, for a total cost of approximately $1,112,600.

         In June 1997, the Partnership established an allowance for loss on land and building in the amount of $76,540 and wroteoff accrued rental income of $3,237 for financial reporting purposes for the property in Whitehall, Michigan. The allowance for the property represents the difference between (i) the property's carrying value at June 30, 1997, plus the accrued rental income that the Partnership had recognized since the beginning of the renewal option of the lease relating to the straight-lining of future scheduled rent increases minus (ii) the net realizable value of $629,888 received as net sales proceeds in conjunction with the sale of the property in July 1997 (See Note 5).

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

         In June 1997, Show Low Joint Venture reinvested $782,413 of the net sales proceeds in a Darryl's property in Greensboro, North Carolina. The joint venture expects to distribute the remaining net sales proceeds to the Partnership and its co-venture partner on a pro-rata basis.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
              Quarters and Six Months Ended June 30, 1997 and 1996

3.       Investment in Joint Ventures - Continued:

         The following presents the combined, condensed financial information for all of the Partnership's investments in joint ventures at:


                                                                            June 30,            December 31,
                                                                              1997                  1996

                  Land and buildings on
                    operating leases, less
                    accumulated depreciation                               $3,141,763           $3,463,093
                  Net investment in direct
                    financing leases                                          918,683              401,650
                  Cash                                                         17,529               11,177
                  Restricted cash                                             193,965                   -
                  Receivables                                                   4,955               21,826
                  Accrued rental income                                       187,213              191,594
                  Other assets                                                    527               44,380
                  Liabilities                                                  12,263               10,221
                  Partners' capital                                         4,452,372            4,123,499
                  Revenues                                                    219,313              528,092
                  Gain on sale                                                360,002                   -
                  Net income                                                  540,802              436,981

         The Partnership recognized income totalling $169,356 and $46,577 for the six months ended June 30, 1997 and 1996, respectively, from these joint ventures, $20,628 and $23,972 of which was earned during the quarters ended June 30, 1997 and 1996, respectively.

4.       Receivables:

         In June 1997, the Partnership terminated the lease with the tenant of the property in Greensburg, Indiana. In connection therewith, the Partnership accepted a promissory note from this former tenant for $13,077 for amounts relating to past due real estate taxes the Partnership had incurred as a result of the former tenant's financial difficulties. The promissory note, which is uncollateralized, bears interest at a rate of ten percent per annum, and is being collected in 36 monthly installments. As of June 30, 1997 the receivable balance was $13,077 (See Note 5).

5.       Subsequent Event:

         In July 1997, the Partnership sold its property in Whitehall, Michigan, for $665,000 and received net sales proceeds of $629,888, resulting in a loss of approximately $79,777 for financial reporting purposes which the Partnership recorded at June 30, 1997 (See Note 2).

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
              Quarters and Six Months Ended June 30, 1997 and 1996

5.       Subsequent Event - Continued:

         In July 1997, the Partnership sold its property in Naples, Florida, for $1,530,000 and received net sales proceeds of $1,487,725, resulting in a gain of approximately $186,500 for financial reporting purposes. In addition, in July 1997, the Partnership sold its property in Plattsmouth, Nebraska, for $700,000 and received net sales proceeds of $699,400 resulting in a gain of approximately $156,400 for financial reporting purposes.

         In addition in July 1997, the Partnership entered into a letter of intent with a new tenant to operate the property located in Greensburg, Indiana. In connection therewith, the Partnership anticipates to fund up to $125,000 in conversion costs associated with the property.

         In addition, in July 1997, the Partnership entered into a sales contract with an unrelated third party to sell the property in Venice, Florida. The general partners believe that the anticipated sales price exceeds the Partnership's cost attributable to the property. The sale of the property had not occurred as of July 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund VI, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 17, 1988, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 1997, the Partnership owned 43 Properties, including four Properties owned by joint ventures in which the Partnership is a co-venturer and two Properties owned with affiliates as tenants-in-common.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the six months ended June 30, 1997 and 1996, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $1,613,540 and $1,650,988 for the six months ended June 30, 1997 and 1996, respectively. The decrease in cash from operations for the six months ended June 30, 1997, is primarily a result of changes in income and expenses, as discussed below in "Results of Operations".

         Other sources and uses of capital included the following during the six months ended June 30, 1997.

         In January 1997, Show Low Joint Venture, in which the Partnership owns a 36 percent interest, sold its Property to the tenant for $970,000, resulting in a gain to the joint venture of approximately $360,000 for financial reporting purposes. The Property was originally contributed to Show Low Joint Venture in July 1990 and had a total cost of approximately $663,500, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the joint venture sold the Property for approximately $306,500 in excess of its original purchase price. In June 1997, Show Low Joint Venture reinvested $782,413 of the net sales proceeds in a Darryl's Property in Greensboro, North Carolina. The joint venture expects to distribute the remaining net sales proceeds to the Partnership and its co-venture partner on a pro-rata basis.

         In February 1997, the Partnership reinvested the net sales proceeds from the sale of the Property in Dallas, Texas, in December 1996, along with additional funds, in a Bertucci's Property in Marietta, Georgia, for a total cost of approximately $1,112,600.

         In July 1997, the Partnership sold its Property in Whitehall, Michigan, for $665,000 and received net sales proceeds of $629,888, resulting in a loss of approximately $79,777 for financial reporting purposes which the Partnership recorded at June 30, 1997. In addition, in July 1997, the Partnership sold its Property in Naples, Florida, for $1,530,000 and received net sales proceeds of $1,487,725, resulting in a gain of approximately $186,500 for financial reporting purposes. In addition, in July 1997, the Partnership sold its Property in Plattsmouth, Nebraska, for $700,000 and received net sales proceeds of $699,400 resulting in a gain of approximately $156,400 for financial reporting purposes. The net sales proceeds are expected to be reinvested in an additional Property or used for other Parnership purposes.

         In addition, in July 1997, the Partnership entered into a letter of intent for a lease with a new tenant to operate the Property located in Greensburg, Indiana. In connection therewith, the Partnership anticipates to fund up to $125,000 in conversion costs associated with the Property.

         In addition, in July 1997, the Partnership entered into a sales contract with an unrelated third party to sell the Property in Venice, Florida. The general partners believe that the anticipated sales price exceeds the Partnership's cost attributable to the Property. The sale of the property had not occurred as of July 31, 1997.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At June 30, 1997, the Partnership had $953,412 invested in such short-term investments as compared to $1,127,930 at December 31, 1996. The decrease in cash and cash equivalents during the six months ended June 30, 1997, is primarily the result of the Partnership investing approximately $134,900 in a Bertucci's Property, as described above. The funds remaining at June 30, 1997, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

         Total liabilities of the Partnership, including distributions payable, decreased to $856,291 at June 30, 1997, from $920,337 at December 31, 1996, primarily as the result of the Partnership's accruing a special distribution payable to the limited partners of $70,000 at December 31, 1996, which was paid in January 1997. The general partners believe the Partnership has sufficient cash on hand to meet the Partnership's current working capital needs.

         Based primarily on cash from operations, the Partnership declared distributions to the limited partners of $1,575,000 for each of the six months ended June 30, 1997 and 1996 ($787,500 for each of the quarters ended June 30, 1997 and 1996). This represents distributions for each applicable quarter of $22.50 per unit ($11.25 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and six months ended June 30, 1997 and 1996. No amounts distributed or to be distributed to the limited partners for the six months ended June 30, 1997 and 1996, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available to the limited partners on a quarterly basis.

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

Results of Operations

         During the six months ended June 30, 1997 and 1996, the Partnership and its consolidated joint venture, Caro Joint Venture, owned and leased 38 wholly owned Properties (including one Property in Dallas, Texas, which was sold in December 1996) to operators of fast-food and family-style restaurant chains. In connection therewith, the Partnership and Caro Joint Venture earned $1,557,897 and $1,671,802 during the six months ended June 30, 1997 and 1996, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties, $773,422 and $835,154 of which was earned during the quarters ended June 30, 1997 and 1996, respectively. Rental and earned income decreased approximately $27,500 and $54,900 during the quarter and six months ended June 30, 1997, as compared to the quarter and six months ended June 30, 1996, as a result of the sale of the Property in Dallas, Texas, in December 1996. The decrease in rental income was partially offset by an increase of approximately $32,200 and $44,900 during the quarter and six months ended June 30, 1997, due to the reinvestment of the net sales proceeds in a Property in Marietta, Georgia, in February 1997.

         The decrease in rental income is also attributable to the fact that the Partnership's consolidated joint venture established an allowance for doubtful accounts for rental amounts totalling approximately $5,700 and $32,100, during the quarter and six months ended June 30, 1997 due to financial difficulties the tenant is experiencing. The Partnership's consolidated joint venture will continue to pursue collection of such amounts and any amounts collected will be recorded as income.

         In addition the decrease in rental and earned income during the quarter and six months ended June 30, 1997, as compared to the quarter and six months ended June 30, 1996, is also partially attributable to the Partnership increasing its allowance for doubtful accounts by approximately $34,200 and $43,700, respectively, for rental amounts relating to the Hardee's Property located in Greensburg, Indiana, due to financial difficulties the tenant is experiencing. No such allowance was established during the quarter and six months ended June 30, 1996. In June 1997, the Partnership terminated the lease with the former tenant as discussed above in "Liquidity and Capital Resources". The Partnership does not intend to continue to pursue the collection of these rental and other amounts due from the former tenant unless the former tenant defaults under the promissory note, as described above in "Liquidity and Capital Resources".

         In addition, rental and earned income decreased during the quarter and six months ended June 30, 1997, as a result of the Partnership establishing an allowance for doubtful accounts totalling approximately $15,900 and $24,000, respectively, for rental amounts relating to the Property located in Melbourne, Florida, due to financial difficulties the tenant is experiencing. As of June 30, 1997, the Partnership was negotiating an agreement with the tenant for the collection of past due amounts relating to this Property and will recognize such amounts as income if collected.

         For the six months ended June 30, 1997 and 1996, the Partnership also earned $26,608 and $10,500, respectively, in contingent rental income, $7,672 and $4,171 of which was earned during the quarters ended June 30, 1997 and 1996, respectively. The increase in contingent rental income during the quarters and six months ended June 30, 1997, is primarily attributable to an increase in gross sales of certain restaurant Properties requiring the payment of contingent rental income.

         For the six months ended June 30, 1996, the Partnership also owned and leased three Properties indirectly through joint venture arrangements and two Properties as tenants-in-common with an affiliate of the general partners and for the six months ended June 30, 1997, the Partnership owned and leased four Properties indirectly through joint venture arrangements (including one Property in Show Low Joint Venture, which was sold in January 1997) and two Properties as tenants-in-common with an affiliate of the general partners. In connection therewith, during the six months ended June 30, 1997 and 1996, the Partnership earned $169,356 and $46,577, respectively, attributable to net income earned by these joint ventures, $20,628 and $23,972 of which was earned during the quarters ended June 30, 1997 and 1996, respectively. The increase in net income earned by joint ventures during the six months ended June 30, 1997, as compared to the six months ended June 30, 1996 is primarily attributable to the fact that in January 1997, Show Low Joint Venture, in which the Partnership owns a 36 percent interest, recognized a gain of approximately $360,000 for financial reporting purposes as a result of the sale of its Property in January 1997, as described above in "Liquidity and Capital Resources". Show Low Joint Venture reinvested the majority of the net sales proceeds in an additional property in June 1997.

         Operating expenses, including depreciation and amortization expense, were $358,270 and $352,565 for the six months ended June 30, 1997 and 1996, respectively, of which $187,078 and $168,118 were incurred for the quarters ended June 30, 1997 and 1996, respectively. The increase in operating expenses during the quarter and six months ended June 30, 1997, as compared to the quarter and six months ended June 30, 1996, is due to the fact that the Partnership's consolidated joint venture recorded bad debt expense and real estate tax expense of approximately $19,900 relating to the Property located in Caro, Michigan, relating to past due rental and other amounts. The Partnership intends to continue to pursue the collection of such amounts.

         The increase in operating expenses during the quarter and six months ended June 30, 1997, as compared to the quarter and six months ended June 30, 1996, is partially offset by a decrease in accounting and administrative expenses associated with operating the Partnership and its Properties.

         In addition, during the quarter and six months ended June 30, 1997, the Partnership established an allowance for loss on land and building for its Property in Whitehall, Michigan, in the amount of $79,777 for financial reporting purposes. The allowance represents the difference between (i) the Property's carrying value at June 30, 1997, plus the additional rental income (accrued rental income) that the Partnership had recognized since inception of the lease relating to the straight-lining of future scheduled rent increases minus (ii) the net realizable value of $629,888 received as net sales proceeds in conjunction with the sale of this property in July 1997, as discussed above in "Liquidity and Capital Resources".

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

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Inapplicable.

Item 5.           Other Information.  Inapplicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits - None.

                  (b) No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this         day of August, 1997.


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