Form 10-Q
period 1997-09-30
CNL INCOME FUND VI LTD
filed 1997-11-12
CIK 837986

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(X)              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

                                    CONTENTS




Part I                                                     Page

  Item 1.  Financial Statements:

    Condensed Balance Sheets                               1

    Condensed Statements of Income                         2

    Condensed Statements of Partners' Capital              3

    Condensed Statements of Cash Flows                     4

    Notes to Condensed Financial Statements                5-9

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                         10-17

Part II

  Other Information                                        18

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                    September 30,            December 31,
           ASSETS                       1997                     1996
                                    -------------            -----------

Land and buildings on operating
  leases, less accumulated
  depreciation and allowance for
  loss on land and building          $19,546,096              $21,105,355
Net investment in direct
  financing leases                     3,729,326                4,659,024
Investment in joint ventures           1,049,411                  997,016
Cash and cash equivalents              1,619,743                1,127,930
Restricted cash                        3,392,257                  977,756
Receivables, less allowance for
  doubtful accounts of $273,873
  and $115,892                            75,819                  174,983
Prepaid expenses                           9,982                    1,163
Lease costs, less accumulated
  amortization of $5,108 and
  $3,691                                  12,592                   14,009
Accrued rental income, less
  allowance for doubtful
  accounts of $9,697 in 1997
  and 1996                               956,917                1,045,319
Other assets                              26,731                   26,731
                                     -----------              -----------

                                     $30,418,874              $30,129,286
                                     ===========              ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                     $    10,694              $    18,161
Accrued construction costs payable       125,000                       -
Accrued and escrowed real estate
  taxes payable                           24,727                   11,338
Due to related parties                    16,583                    2,633
Distributions payable                    787,500                  857,500
Rents paid in advance                     29,507                   30,705
                                     -----------              -----------
    Total liabilities                    994,011                  920,337

Commitment (Note 7)

Minority interest                        149,967                  164,582

Partners' capital                     29,274,896               29,044,367
                                     -----------              -----------

                                     $30,418,874              $30,129,286
                                     ===========              ===========



            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                           Quarter Ended                   Nine Months Ended
                                                           September 30,                     September 30,
                                                     1997             1996              1997             1996
                                                  ----------       ----------        ----------       ----------
Revenues:
  Rental income from
    operating leases                                $603,263         $699,760        $1,889,623       $2,090,179
  Earned income from direct
    financing leases                                  98,328          138,280           369,865          419,663
  Contingent rental income                             7,946            4,786            34,554           15,286
  Interest and other income                           43,483            8,785            76,748           35,384
                                                  ----------       ----------        ----------       ----------
                                                     753,020          851,611         2,370,790        2,560,512
                                                  ----------       ----------        ----------       ----------

Expenses:
  General operating and
    administrative                                    41,177           39,121           113,543          125,933
  Bad debt expense                                        -                -             13,102               -
  Professional services                                6,030            6,287            17,569           21,650
  Real estate taxes                                    1,790            3,833            11,754            3,833
  State and other taxes                                   -                -              8,968            8,128
  Depreciation and
    amortization                                     117,383          121,131           359,714          363,393
                                                  ----------       ----------        ----------       ----------
                                                     166,380          170,372           524,650          522,937
                                                  ----------       ----------        ----------       ----------

Income Before Minority
  Interest in Loss (Income)
  of Consolidated Joint
  Venture, Equity in
  Earnings of Unconsoli-
  dated Joint Ventures and
  Gain on Sale of Land and
  Buildings                                          586,640          681,239         1,846,140        2,037,575

Minority Interest in Loss
  (Income) of Consolidated
  Joint Venture                                        1,715           (5,191)            5,783          (16,260)

Equity in Earnings of
  Unconsolidated Joint
  Ventures                                            24,723           24,363           194,079           70,940

Gain on Sale of Land
  and Buildings                                      626,804               -            547,027               -
                                                  ----------       ----------        ----------       ---------

Net Income                                        $1,239,882       $  700,411        $2,593,029       $2,092,255
                                                  ==========       ==========        ==========       ==========

Allocation of Net Income:
  General partners                                $    7,692       $    7,004        $   21,492       $   20,922
  Limited partners                                 1,232,190          693,407         2,571,537        2,071,333
                                                  ----------       ----------        ----------       ----------

                                                  $1,239,882       $  700,411        $2,593,029       $2,092,255
                                                  ==========       ==========        ==========       ==========

Net Income Per Limited
  Partner Unit                                    $    17.60       $     9.91        $    36.74       $    29.59
                                                  ==========       ==========        ==========       ==========

Weighted Average Number
  of Limited Partner Units
  Outstanding                                         70,000           70,000            70,000           70,000
                                                  ==========       ==========        ==========       ==========


            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                Nine Months Ended             Year Ended
                                  September 30,              December 31,
                                       1997                      1996
                                -----------------            ------------

General partners:
  Beginning balance                $   204,010               $   175,673
  Net income                            21,492                    28,337
                                   -----------               -----------
                                       225,502                   204,010
                                   -----------               -----------

Limited partners:
  Beginning balance                 28,840,357                29,285,093
  Net income                         2,571,537                 2,775,264
  Distributions ($33.75 and
    $46.00 per limited partner
    unit, respectively)             (2,362,500)               (3,220,000)
                                   -----------               -----------
                                    29,049,394                28,840,357
                                   -----------               -----------

Total partners' capital            $29,274,896               $29,044,367
                                   ===========               ===========





            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                      Nine Months Ended
                                                        September 30,
                                             1997                  1996
                                         -----------            ----------

Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating
      Activities                         $ 2,375,171            $ 2,511,446
                                         -----------            -----------

    Cash Flows from Investing
      Activities:
        Proceeds from sale of land
          and buildings                    4,003,985                     -
        Additions to land and
          buildings on operating
          leases                          (1,112,647)                    -
        Investment in joint ventures              -                (173,650)
        Return of capital from joint
          venture                             69,997                 27,560
        Collections on mortgage note
          receivable                              -                   3,033
        Increase in restricted cash       (2,400,061)                    -
        Payment of lease costs                (3,300)                (3,300)
                                         -----------            -----------
            Net cash provided by (used
              in) investing activities       557,974               (146,357)
                                         -----------            -----------

    Cash Flows from Financing
      Activities:
        Distributions to limited
          partners                        (2,432,500)            (2,362,500)
        Distributions to holder of
          minority interest                   (8,832)               (13,437)
                                         -----------            -----------
            Net cash used in financing
              activities                  (2,441,332)            (2,375,937)
                                         -----------            -----------

Net Increase (Decrease) in Cash and
  Cash Equivalents                           491,813                (10,848)

Cash and Cash Equivalents at Beginning
  of Period                                1,127,930              1,120,999
                                         -----------            -----------

Cash and Cash Equivalents at End of
  Period                                 $ 1,619,743            $ 1,110,151
                                         ===========            ===========

Supplemental Schedule of Non-Cash
  Financing Activities:

    Distributions declared and unpaid
      at end of period                   $   787,500            $   787,500
                                         ===========            ===========

            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 1997 and 1996


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 1997, may not be indicative of the results that may be expected for the year ending December 31, 1997. Amounts as of December 31, 1996, included in the financial statements, have been derived from audited financial statements as of that date.

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

2.       Land and Buildings:

         Land and buildings on operating leases consisted of the following at:

                                           September 30,         December 31,
                                               1997                 1996

                  Land                       $ 9,252,486         $10,364,275
                  Buildings                   13,459,326          13,983,253
                                             -----------         -----------
                                              22,711,812          24,347,528
                  Less accumulated
                    depreciation              (3,213,693)         (3,165,150)
                                             -----------         -----------
                                              19,498,119          21,182,378

                  Construction in process        125,000                  -
                                             -----------         ----------
                                              19,623,119          21,182,378
                  Less allowance for loss
                    on land and building         (77,023)            (77,023)
                                             -----------         -----------

                                             $19,546,096         $21,105,355
                                             ===========         ===========

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine Months Ended September 30, 1997 and 1996


2.       Land and Buildings - Continued:

         In February 1997, the Partnership reinvested the net sales proceeds from the sale of the property in Dallas, Texas, in December 1996, along with additional funds, in a Bertucci's Property in Marietta, Georgia, for a total cost of approximately $1,112,600.

         In June 1997, the Partnership established an allowance for loss on land and building in the amount of $76,540 and wrote- off accrued rental income of $3,237 for financial reporting purposes for the property in Whitehall, Michigan. The allowance for the property represented the difference between (i) the property's carrying value at June 30, 1997, plus the accrued rental income that the Partnership had recognized since the beginning of the renewal option of the lease relating to the straight-lining of future scheduled rent increases minus (ii) the net realizable value of $629,888 received as net sales proceeds in conjunction with the sale of the property in July 1997. The Partnership sold this property in July 1997, to an unrelated third party, for $665,000 and received net sales proceeds (net of $2,981 which represents amounts due to the former tenant for prorated rent) of $626,907, resulting in a total loss of $79,777 for financial reporting purposes. Since the Partnership had previously recorded a loss on land and building relating to the anticipated sale of this property, no additional loss was recognized in July 1997 as a result of the sale.

         In addition, in July 1997, the Partnership sold its property in Naples, Florida, to an unrelated third party, for $1,530,000 and received net sales proceeds (net of $9,945 which represents amounts due to the former tenant for prorated rent) of $1,477,780, resulting in a gain of $186,550 for financial reporting purposes. This property was originally acquired by the Partnership in December 1989 and had a cost of approximately $1,083,900, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the partnership sold the property for approximately $403,800 in excess of its original purchase price.

         In July 1997, the Partnership entered into a new lease for the property in Greensburg, Indiana, with a new tenant to operate the property as an Arby's restaurant. In connection therewith, the Partnership has agreed to fund up to $125,000 in renovation costs, of which $125,000 in costs had been incurred and accrued as construction in process as of September 30, 1997.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine Months Ended September 30, 1997 and 1996


2.       Land and Buildings - Continued:

         In September 1997, the Partnership sold its property in Venice, Florida, to an unrelated third party, for $1,245,000 and received net sales proceeds (net of $5,048 which represents amounts due to the former tenant for prorated rent) of $1,201,648, resulting in a gain of $283,853 for financial reporting purposes. This property was originally acquired by the Partnership in August 1989 and had a cost of approximately $1,032,400, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the property for approximately $174,300 in excess of its original purchase price.

3.       Net investment in Direct Financing Leases:

         In July 1997, the Partnership sold its property in Naples, Florida, for which the building portion had been classified as a direct financing lease. In connection therewith, the gross investment (minimum lease payments receivable and estimated residual values) and unearned income relating to this property were removed from the accounts and the gain from the sale relating to this property was reflected in income (Note
         2).

         In addition, in July 1997, the Partnership sold its property in Plattsmouth, Nebraska, to the tenant, for $700,000 and received net sales proceeds (net of escrow fees paid of $1,750) of $697,650, resulting in a gain of $156,401 for financial reporting purposes. This property was originally acquired by the Partnership in January 1990 and had a cost of approximately $561,000, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the property for approximately $138,400 in excess of its original purchase price.

4.       Investment in Joint Ventures:

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

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine Months Ended September 30, 1997 and 1996


4.       Investment in Joint Ventures - Continued:

         In June 1997, Show Low Joint Venture reinvested $782,413 of the net sales proceeds in a Darryl's property in Greensboro, North Carolina. As of September 30, 1997, the Partnership and the other joint venture partner had received approximately $70,000 and $124,400, respectively, representing a return of capital, for the remaining unreinvested net sales proceeds. As of September 30, 1997, the Partnership owned a 36 percent interest in the profits and losses of the joint venture.

         The following presents the combined, condensed financial information for all of the Partnership's investments in joint ventures at:
                                                 September 30,   December 31,
                                                     1997            1996
                  Land and buildings on
                    operating leases, less
                    accumulated depreciation      $3,127,157     $3,463,093
                  Net investment in direct
                    financing leases                 915,157        401,650
                  Cash                                26,186         11,177
                  Receivables                             -          21,826
                  Accrued rental income              195,466        191,594
                  Other assets                           527         44,380
                  Liabilities                         24,253         10,221
                  Partners' capital                4,240,240      4,123,499
                  Revenues                           340,306        528,092
                  Gain on sale                       360,002             -
                  Net income                         644,096        436,981

         The Partnership recognized income totalling $194,079 and $70,940 for the nine months ended September 30, 1997 and 1996, respectively, from these joint ventures, $24,723 and $24,363 of which was earned during the quarters ended September 30, 1997 and 1996, respectively.

5.       Receivables:

         In June 1997, the Partnership terminated the lease with the tenant of the property in Greensburg, Indiana. In connection therewith, the Partnership accepted a promissory note from this former tenant for $13,077 for amounts relating to past due real estate taxes the Partnership had incurred as a result of the former tenant's financial difficulties. The promissory note, which is uncollateralized, bears interest at a rate of ten percent per annum, and is being collected in 36 monthly installments. Receivables at September 30, 1997, included $13,407 of such amounts, including accrued interest of $330.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine Months Ended September 30, 1997 and 1996


6.       Restricted Cash:

         As of September 30, 1997, the net sales proceeds of $3,377,078 from the sales of the properties in Naples, Florida; Plattsmouth, Nebraska; and Venice, Florida, plus accrued interest of $15,179, were being held in interest-bearing escrow accounts pending the release of funds by the escrow agent to acquire additional properties on behalf of the Partnership.

7.       Commitment:

         In September 1997, CNL Income Fund VI, Ltd. and CNL Income Fund VII, Ltd., as tenants-in-common, entered into a sales contract with an unrelated third party to sell the Jack in the Box property in Yuma, Arizona in which the Partnership owned a 51.67% interest. The sale of this property occurred in October 1997 (see Note 8).

8.       Subsequent Event:

         In October 1997, CNL Income Fund VI, Ltd. and CNL Income Fund VII, Ltd., as tenants-in-common, sold the property in Yuma, Arizona, in which the Partnership owned a 51.67% interest, for $1,010,000 and received net sales proceeds of $982,025, resulting in a gain, to the tenancy-in-common, of approx- mately $128,400 for financial reporting purposes. The Partnership intends to reinvest its proportionate share of the net sales proceeds in an additional property.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund VI, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 17, 1988, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 1997, the Partnership owned 39 Properties, including four Properties owned by joint ventures in which the Partnership is a co-venturer and two Properties owned with affiliates as tenants-in-common.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the nine months ended September 30, 1997 and 1996, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $2,375,171 and $2,511,446 for the nine months ended September 30, 1997 and 1996, respectively. The decrease in cash from operations for the nine months ended September 30, 1997, is primarily a result of changes in income and expenses, as discussed below in "Results of Operations", and changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the nine months ended September 30, 1997.

         In January 1997, Show Low Joint Venture, in which the Partnership owns a 36 percent interest, sold its Property to the tenant for $970,000, resulting in a gain to the joint venture of approximately $360,000 for financial reporting purposes. The Property was originally contributed to Show Low Joint Venture in July 1990 and had a total cost of approximately $663,500, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the joint venture sold the Property for approximately $306,500 in excess of its original purchase price. In June 1997, Show Low Joint Venture reinvested $782,413 of the net sales proceeds in a Darryl's Property in Greensboro, North Carolina. As of September 30, 1997, the Partnership and the other joint venture partner had received approximately $70,000 and $124,400, respectively, representing a return of capital, for the remaining unreinvested net sales proceeds.

         In February 1997, the Partnership reinvested the net sales proceeds from the sale of the Property in Dallas, Texas, in December 1996, along with additional funds, in a Bertucci's Property in Marietta, Georgia, for a total cost of approximately $1,112,600.

         In July 1997, the Partnership sold its Property in Whitehall, Michigan, to an unrelated third party, for $665,000 and received net sales proceeds (net of $2,981 which represents amounts due to the former tenant for prorated rent) of $626,907, resulting in a loss of $79,777 for financial reporting purposes, as discussed below in "Results of Operations". The net sales proceeds are expected to be reinvested in a replacement Property.

         In addition, in July 1997, the Partnership sold its Property in Naples, Florida, to an unrelated third party, for $1,530,000 and received net sales proceeds (net of $9,945 which represents amounts due to the former tenant for prorated rent) of $1,477,780, resulting in a gain of $186,550 for financial reporting purposes. This Property was originally acquired by the Partnership in December 1989 and had a cost of approximately $1,083,900, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $403,800 in excess of its original purchase price. As of September 30, 1997, the net sales proceeds of $1,477,780 plus accrued interest of $10,547 were being held in an interest-bearing escrow account pending the release of funds by the escrow agent to acquire an additional Property. The general partners believe that the transaction, or a portion thereof, relating to the sale of the Property in Naples, Florida, and the reinvestment of the proceeds will be structured to qualify as a like-kind exchange transaction for federal income tax purposes.

         In addition, in July 1997, the Partnership sold its Property in Plattsmouth, Nebraska, to the tenant, for $700,000 and received net sales proceeds (net of escrow fees of $1,750) of $697,650, resulting in a gain of $156,401 for financial reporting purposes. This Property was originally acquired by the Partnership in January 1990 and had a cost of approximately $561,000, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $138,400 in excess of its original purchase price. As of September 30, 1997, the net sales proceeds of $697,650 plus accrued interest of $5,124 were being held in an interest-bearing escrow account pending the release of funds by the escrow agent to acquire an additional Property. The general partners believe that the transaction, or a portion thereof, relating to the sale of the Property in Plattsmouth, Nebraska, and the reinvestment of the proceeds will be structured to qualify as a like-kind exchange transaction for federal income tax purposes.

         In July 1997, the Partnership entered into a new lease for the Property in Greensburg, Indiana, with a new tenant to operate the Property as an Arby's restaurant. In connection therewith, the Partnership has agreed to fund up to $125,000 in renovation costs, of which $125,000 in costs had been incurred and accrued as construction in process as of September 30, 1997. The renovations were completed in October 1997, at which time rent commenced.

         In September 1997, the Partnership sold its Property in Venice, Florida, to an unrelated third party, for $1,245,000 and received net sales proceeds (net of $5,048 which represents amounts due to the former tenant for prorated rent) of $1,201,648, resulting in a gain of $283,853 for financial reporting purposes. This Property was originally acquired by the Partnership in August 1989 and had a cost of approximately $1,032,400, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $174,300 in excess of its original purchase price. As of September 30, 1997, the net sales proceeds of $1,201,648, less escrow fees (net of accrued interest) of $492, were being held in an interest-bearing escrow account pending the release of funds by the escrow agent to acquire an additional Property. The general partners believe that the transaction, or a portion thereof, relating to the sale of the Property in Venice, Florida, and the reinvestment of the proceeds will be structured to qualify as a like-kind exchange transaction for federal income tax purposes.

         In September 1997, CNL Income Fund VI, Ltd. and CNL Income Fund VII, Ltd., as tenants-in-common, entered into a sales contract with an unrelated third party to sell the Jack in the Box Property in Yuma, Arizona, in which the Partnership owned a 51.67% interest. In October 1997, CNL Income Fund VI, Ltd. and CNL Income Fund VII, Ltd., as tenants-in-common, sold the Property in Yuma, Arizona, in which the Partnership owned a 51.67% interest, for $1,010,000 and received net sales proceeds of $982,025, resulting in a gain, to the tenancy-in-common, of approximately $128,400 for financial reporting purposes. The Partnership intends to reinvest its proportionate share of the net sales proceeds in an additional Property.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At September 30, 1997, the Partnership had $1,619,743 invested in such short-term investments as compared to $1,127,930 at December 31, 1996. The increase in cash and cash equivalents during the nine months ended September 30, 1997, is primarily due to the receipt of $626,907 in net sales proceeds from the sale of the Property in Whitehall, Michigan in July 1997. This increase is partially offset by a decrease in cash and cash equivalents due to the Partnership investing approximately $134,900 in a Bertucci's Property, as described above. The funds remaining at September 30, 1997, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

         Total liabilities of the Partnership, including distributions payable, increased to $994,011 at September 30, 1997, from $920,337 at December 31, 1996, primarily as the result of the Partnership accruing renovation costs for the property in Greensburg, Indiana in connection with the new lease entered into in July 1997. The increase in liabilities was partially offset by a decrease in liabilities as a result of the Partnership's accruing a special distribution payable to the limited partners of $70,000 at December 31, 1996, which was paid in January 1997. The general partners believe the Partnership has sufficient cash on hand to meet the Partnership's current working capital needs.

         Based primarily on cash from operations, the Partnership declared distributions to the limited partners of $2,362,500 for each of the nine months ended September 30, 1997 and 1996 ($787,500 for each of the quarters ended September 30, 1997 and 1996). This represents distributions for each applicable nine months of $33.75 per unit ($11.25 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and nine months ended September 30, 1997 and 1996. No amounts distributed or to be distributed to the limited partners for the nine months ended September 30, 1997 and 1996, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available to the limited partners on a quarterly basis.

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

Results of Operations

         During the nine months ended September 30, 1996, the Partnership and its consolidated joint venture, Caro Joint Venture, owned and leased 38 wholly owned Properties (including one Property in Dallas, Texas, which was sold in December 1996), and during the nine months ended September 30, 1997, the Partnership and Caro Joint Venture owned and leased 38 wholly owned Properties (including three Properties, one in each of Naples, Florida; Plattsmouth, Nebraska; and Whitehall, Michigan, which were sold in July 1997 and one Property in Venice, Florida, which was sold in September 1997) to operators of fast-food and family-style restaurant chains. In connection therewith, the Partnership and Caro Joint Venture earned $2,259,488 and $2,509,842 during the nine months ended September 30, 1997 and 1996, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties, $701,591 and $838,040 of which was earned during the quarters ended September 30, 1997 and 1996, respectively. Rental and earned income decreased approximately $91,300 and $144,900 during the quarter and nine months ended September 30, 1997, respectively, as compared to the quarter and nine months ended September 30, 1996, respectively, as a result of the sale of the Property in Dallas, Texas, in December 1996, and as a result of the sales during 1997 of the Properties in Whitehall, Michigan; Naples, Florida; Plattsmouth, Nebraska and Venice, Florida. During the nine months ended September 30, 1997, the decrease in rental income was partially offset by an increase of approximately $27,500 and $65,800 during the quarter and nine months ended September 30, 1997, respectively, due to the reinvestment of the net sales proceeds from the 1996 sale of the Property in Dallas, Texas, in a Property in Marietta, Georgia, in February 1997. The general partners believe that rental and earned income will further increase when the net sales proceeds from the sales of the Properties in Whitehall, Michigan; Naples, Florida; Plattsmouth, Nebraska; and Venice, Florida, are reinvested in replacement Properties.

         The decrease in rental income is also attributable to the fact that during the quarter and nine months ended September 30, 1997, the Partnership's consolidated joint venture established an allowance for doubtful accounts for rental amounts unpaid by the tenant of the Property in Caro, Michigan totalling approximately $17,300 and $65,400, respectively, due to financial difficulties the tenant is experiencing. No such allowance was established during the quarter and nine months ended September 30, 1996. The Partnership's consolidated joint venture will continue to pursue collection of past due rental amounts relating to this Property and will recognize such amounts as income if collected.

         In addition, the decrease in rental and earned income during the quarter and nine months ended September 30, 1997, as compared to the quarter and nine months ended September 30, 1996, is also partially attributable to the Partnership increasing its allowance for doubtful accounts by approximately $21,800 and $65,500, respectively, for rental amounts relating to the Hardee's Property located in Greensburg, Indiana, due to financial difficulties the tenant is experiencing. No such allowance was established during the quarter and nine months ended September 30, 1996. In June 1997, the Partnership terminated the lease with the former tenant as discussed above in "Liquidity and Capital Resources". The Partnership does not intend to continue to pursue the collection of these rental and other amounts due from the former tenant unless the former tenant defaults under the promissory note, described above in "Liquidity and Capital Resources". The general partners believe that rental income from this Property will increase during the remainder of 1997 as a result of renovating this Property into an Arby's, for which rent commenced in October 1997, as discussed above in "Liquidity and Capital Resources".

         In addition, rental and earned income decreased during the quarter and nine months ended September 30, 1997, as a result of the Partnership establishing an allowance for doubtful accounts during such periods, totalling approximately $24,900 and $48,900, respectively, for rental amounts relating to the Property located in Melbourne, Florida, due to financial difficulties the tenant is experiencing. The Partnership will continue to pursue collection of past due rental amounts relating to this Property and will recognize such amounts as income if collected.

         In addition, rental and earned income decreased by approximately $9,800 and $29,300 during the quarter and nine months ended September 30, 1997, respectively, as a result of the fact that in December 1996, the tenant ceased operations and vacated the Property in Liverpool, New York. The Partnership is currently seeking either a replacement tenant or purchaser for this Property.
Rental and earned income are expected to remain at reduced amounts until a replacement tenant or purchaser of this Property is located.

         The decrease in rental and earned income for the nine months ended September 30, 1997 was partially offset by an increase in rental and earned income due to the fact that during the nine months ended September 30, 1997 and 1996, the Partnership collected and recorded as income approximately $18,600 and $5,300, respectively, in rental payment deferrals for the two Properties leased by the same tenant in Chester, Pennsylvania, and Orlando, Florida. Previously, the Partnership had established an allowance for doubtful accounts for these amounts.

         For the nine months ended September 30, 1997 and 1996, the Partnership also earned $34,554 and $15,286, respectively, in contingent rental income, $7,946 and $4,786 of which was earned during the quarters ended September 30, 1997 and 1996, respectively. The increase in contingent rental income during the quarters and nine months ended September 30, 1997, is primarily attributable to an increase in gross sales of certain restaurant Properties requiring the payment of contingent rental income.

         During the nine months ended September 30, 1997 and 1996, the Partnership earned $76,748 and $35,384, respectively, in interest and other income, $43,483 and $8,785 of which was earned during the quarters ended September 30, 1997 and 1996, respectively. The increase in interest and other income during the quarter and nine months ended September 30, 1997, was primarily attributable to interest earned on the net sales proceeds received and held in escrow relating to the sales of the Properties in Naples, Florida; Plattsmouth, Nebraska and Venice, Florida.

         For the nine months ended September 30, 1996, the Partnership also owned and leased three Properties indirectly through joint venture arrangements and two Properties as tenants-in-common with an affiliate of the general partners. For the nine months ended September 30, 1997, the Partnership owned and leased four Properties indirectly through joint venture arrangements (including one Property in Show Low Joint Venture, which was sold in January
1997) and two Properties as tenants-in-common with an affiliate of the general partners. In connection therewith, during the nine months ended September 30, 1997 and 1996, the Partnership earned

$194,079 and $70,940, respectively, attributable to net income earned by these joint ventures, $24,723 and $24,363 of which was earned during the quarters ended September 30, 1997 and 1996, respectively. The increase in net income earned by joint ventures during the nine months ended September 30, 1997, as compared to the nine months ended September 30, 1996 is primarily attributable to the fact that in January 1997, Show Low Joint Venture, in which the Partnership owns a 36 percent interest, recognized a gain of approximately $360,000 for financial reporting purposes as a result of the sale of its Property in January 1997, as described above in "Liquidity and Capital Resources". Show Low Joint Venture reinvested the majority of the net sales proceeds in a replacement Property in June 1997.

         Operating expenses, including depreciation and amortization expense, were $524,650 and $522,937 for the nine months ended September 30, 1997 and 1996, respectively, of which $166,380 and $170,372 were incurred for the quarters ended September 30, 1997 and 1996, respectively. The increase in operating expenses during the nine months ended September 30, 1997, as compared to the nine months ended September 30, 1996, is partially due to the fact that the Partnership's consolidated joint venture recorded bad debt expense and real estate tax expense of approximately $19,900 relating to the Property located in Caro, Michigan, representing past due rental and other amounts. The Partnership intends to continue to pursue the collection of such amounts.

         The  increase  in  operating  expenses  during  the nine  months  ended
September 30, 1997 was partially offset by, and the decrease in operating expenses during the quarter ended September 30, 1997, was primarily attributable to, the decrease in depreciation expense which resulted from the sale of the Property in Dallas, Texas in December 1996, the sale of the Property in Whitehall, Michigan in July 1997 and the sale of the Property in Venice, Florida in September 1997. The decrease in depreciation expense was partially offset by an increase in depreciation expense attributable to the purchase of the Property in Marietta, Georgia, in February 1997. The increase in operating expenses during the nine months ended September 30, 1997, was also partially offset by a decrease in accounting and administrative expenses associated with operating the Partnership and its Properties.

         As a result of the sales of the Properties in Naples, Florida; Plattsmouth, Nebraska, and Venice, Florida, as discussed above in "Liquidity and Capital Resources," the Partnership recognized a gain of $626,804 during the quarter and nine months ended September 30, 1997, for financial reporting purposes. The gain for the nine months ended September 30, 1997, was partially offset by a loss of $79,777 for financial reporting purposes, resulting from the July 1997 sale of the Property in Whitehall, Michigan, as described above in "Liquidity and Capital Resources", for which the Partnership had established an allowance for loss on land and building in the amount of $76,540 and had written-off accrued rental income of $3,237 for financial reporting purposes in June

1997. The allowance for the Property represented the difference between (i) the Property's carrying value at June 30, 1997, plus the accrued rental income that the Partnership had recognized since the beginning of the renewal option of the lease relating to the straight-lining of future scheduled rent increases minus
(ii) the net realizable value of $629,888 received as net sales proceeds in conjunction with the sale of the Property in July 1997. Since the Partnership had previously recorded a loss on land and building relating to the anticipated sale of this Property, no additional loss was recognized in July 1997 as a result of the sale. No Properties were sold during the quarter and nine months ended September 30, 1996.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Inapplicable.

Item 5.           Other Information.  Inapplicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits - None.

                  (b) No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 11th day of November, 1997.


                            CNL INCOME FUND VI, LTD.

                            By:      CNL REALTY CORPORATION
                                     General Partner


                                     By:      /s/ James M. Seneff, Jr.
                                              -----------------------------
                                              JAMES M. SENEFF, JR.
                                              Chief Executive Officer
                                              (Principal Executive Officer)


                                     By:      /s/ Robert A. Bourne
                                              ------------------------------
                                              ROBERT A. BOURNE
                                              President and Treasurer
                                              (Principal Financial and
                                              Accounting Officer)