Form 10-K405
period 1997-12-31
CNL INCOME FUND VI LTD
filed 1998-03-24
CIK 837986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

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

                              400 East South Street
                             Orlando, Florida 32801
          (Address of principal executive offices, including zip code)

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

         The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of selected national and regional fast-food and family-style restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $30,975,000, and were used to acquire 42 Properties, including interests in four Properties owned by joint ventures in which the Partnership is a co-venturer. During the year ended December 31, 1994, the Partnership sold its Properties in Batesville and Heber Springs, Arkansas, to the tenant and reinvested the net sales proceeds in a Jack in the Box Property in Dallas, Texas, and a Jack in the Box Property in Yuma, Arizona, which is owned as tenants-in-common with an affiliate of the General Partners. In addition, during the year ended December 31, 1995, the Partnership sold its Property in Little Canada, Minnesota, and reinvested the majority of the net sales proceeds in a Denny's Property in Broken Arrow, Oklahoma. During the year ended December 31, 1996, the Partnership reinvested the remaining net sales proceeds from the sale of the Property in Little Canada, Minnesota, in a
Property located in Clinton, North Carolina, with affiliates of the General Partners as tenants-in-common. Also, during the year ended December 31, 1996, the Partnership sold its Property in Dallas, Texas. During the year ended December 31, 1997, the Partnership reinvested the net sales proceeds from the sale of the Property in Dallas, Texas, in a Bertucci's Property located in Marietta, Georgia. In addition, during 1997, the Partnership sold its Properties in Plattsmouth, Nebraska; Venice, Florida; Naples, Florida, and Whitehall, Michigan, and the Property in Yuma, Arizona, which was held as tenants-in-common with an affiliate of the General Partners, and reinvested a portion of these net sales proceeds in two IHOP Properties, one in each of Elgin, Illinois, and Manassas, Virginia, and in a Property in Vancouver, Washington, as tenants-in-common with affiliates of the General Partners. In addition, Show Low Joint Venture, a joint venture in which the Partnership is a co-venturer with an affiliate of the General Partners, sold its Property in Show Low, Arizona. The joint venture reinvested the net sales proceeds in a Property in Greensboro, North Carolina. As a result of the above transactions, as of December 31, 1997, the Partnership owned 41 Properties, including interests in four Properties owned by joint ventures in which the Partnership is a co-venturer and two Properties owned with affiliates as tenants-in-common. During January 1998, the Partnership reinvested the net sales proceeds from the sales of the Properties in Whitehall, Michigan and Plattsmouth, Nebraska in one Property in Overland Park, Kansas and one Property in Memphis, Tennessee, as tenants-in-common, with affiliates of the General Partners. In addition, in January 1998, the
Partnership sold its Property in Deland, Florida. In February 1998, the Partnership sold its Properties in Liverpool, New York and Melbourne, Florida. Generally, the Properties are leased on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

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

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership and the joint ventures in which the Partnership is a co-venturer provide for initial terms, ranging from five to 20 years (the average being 17 years), and expire between 2003 and 2017. All leases are on a triple-net basis, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $38,100 to $185,700. Generally, the leases provide for percentage rent based on sales in excess of a specified amount. In addition, some of the leases provide that, commencing in the fourth to sixth lease year, the percentage rent will be an amount equal to the greater of the percentage rent calculated under the lease formula or a specified percentage (ranging from one to five percent) of the purchase price or gross sales.

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

         The tenant of the Property in Melbourne, Florida vacated the Property in October 1997. The Partnership sold this Property in February 1998.

         During the year ended December 31, 1997, the Partnership reinvested the net sales proceeds from the sale of its Property in Dallas, Texas in 1996, in a Bertucci's Property located in Marietta, Georgia. In addition, during 1997, the Partnership sold its Properties in Plattsmouth, Nebraska; Venice, Florida; Naples, Florida, and Whitehall, Michigan, and the Property in Yuma, Arizona, which was held as tenants-in-common with an affiliate of the General Partners, and reinvested a portion of these net sales proceeds in two IHOP Properties, one in each of Elgin, Illinois, and Manassas, Virginia, and in a Property in Vancouver, Washington, as tenants-in-common with affiliates of the General Partners as described below in "Joint Venture Arrangements." In addition, Show Low Joint Venture, a joint venture in which the Partnership is a co-venturer with an affiliate of the General Partners, sold its Property in Show Low, Arizona. The joint venture reinvested the net sales proceeds in a Property in Greensboro, North Carolina. The lease terms for all of these new Properties are substantially the same as the Partnership's other leases as described above in the first three paragraphs of this section.

         During January 1998, the Partnership reinvested the net sales proceeds from the sales of the Properties in Whitehall, Michigan, and Plattsmouth, Nebraska, in one Property in Overland Park, Kansas and one Property in Memphis, Tennessee, as tenants-in-common, with affiliates of the General Partners as described below in "Joint Venture Arrangements." The lease terms for these Properties are substantially the same as the Partnership's other leases as described above in the first three paragraphs of this section.

Major Tenants

         During 1997, three lessees of the Partnership and its consolidated joint venture, Golden Corral Corporation, Restaurant Management Services, Inc. and Mid-America Corporation, each contributed more than ten percent of the Partnership's total rental income (including rental income from the Partnership's consolidated joint venture in which the Partnership is a co-venturer and the Partnership's share of the rental income from the three Properties owned by unconsolidated joint ventures and two Properties owned with affiliates as tenants-in-common). As of December 31, 1997, Golden Corral Corporation was the lessee under leases relating to five restaurants, Restaurant Management Services, Inc. was the lessee under leases relating to seven restaurants and Mid-America Corporation was the lessee under leases relating to four restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these three lessees each will continue to contribute more than ten percent of the Partnership's total rental income in 1998 and subsequent years. In addition, four Restaurant Chains, Golden Corral Family Steakhouse Restaurants ("Golden Corral"), Hardee's, Burger King and Denny's, each accounted for more than ten percent of the

Partnership's total rental income in 1997 (including the Partnership's consolidated joint venture and the Partnership's share of the rental income from the three Properties owned by unconsolidated joint ventures in which the Partnership is a co-venturer and two Properties owned with affiliates as tenants-in-common). In subsequent years, it is anticipated that these four Restaurant Chains each will continue to account for more than ten percent of the Partnership's total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income. No single tenant or group of affiliated tenants lease Properties with an aggregate carrying value, excluding acquisition fees and certain acquisition expenses, in excess of 20 percent of the total assets of the Partnership.

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

         In addition to the above joint venture agreements, the Partnership entered into an agreement to hold a Jack in the Box Property as tenants-in-common with an affiliate of the General Partners. The agreement provides for the Partnership and the affiliate to share in the profits and losses of the Property in proportion to each co-venturer's percentage interest. As of December 31, 1996, the Partnership owned a 51.67% interest in this Property. In October 1997, the Partnership and the affiliate as tenants-in-common, sold the Jack in the Box Property in Yuma, Arizona. In December 1997, the Partnership entered into an agreement to hold a Property in Vancouver, Washington, as tenants-in-common with affiliates of the General Partners and in conjunction therewith, reinvested its portion of the net sales proceeds received from the sale of the Property in Yuma, Arizona. The agreement provides for the Partnership and the affiliate to share in the profits and losses of the Property in proportion to each co-venturer's percentage interest. The Partnership owns a 23.04% interest in the Property in Vancouver, Washington.

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

         During January 1998, the Partnership entered into an agreement to hold an IHOP Property in Overland Park, Kansas and an IHOP Property in Memphis, Tennessee, as tenants-in-common, with affiliates of the General Partners. The agreements provide for the Partnership and the affiliates to share in the profits and losses of the Property and net cash flow from the Properties, in proportion to each co-venturer's percentage interest. The Partnership owns a 34.74% and 46.2% interest in the Properties in Overland Park, Kansas,and Memphis, Tennessee, respectively.

Certain Management Services

         CNL Income Fund Advisors, Inc., an affiliate of the General Partners, provided certain services relating to management of the Partnership and its Properties pursuant to a management agreement with the Partnership through September 30, 1995. Under this agreement, CNL Income Fund Advisors, Inc. was responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the Partnership in responding to tenant inquiries and notices and providing information to the Partnership about the status of the leases and the Properties. CNL Income Fund Advisors, Inc. also assisted the General Partners in negotiating the leases. For these services, the Partnership had agreed to pay CNL Income Fund Advisors, Inc. an annual fee of one percent of the sum of gross rental revenues from Properties wholly owned by the Partnership plus the Partnership's allocable share of gross revenues of joint ventures in which the Partnership is a co-venturer and the Property held as tenants-in-common with an affiliate, but not in excess of competitive fees for comparable services. Under the management agreement, the management fee is subordinated to receipt by the Limited Partners of an aggregate, ten percent, cumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return"), calculated in accordance with the Partnership's limited partnership agreement (the "Partnership Agreement").

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


Item 2.  Properties

         As of December 31, 1997, the Partnership owned, either directly or through joint venture arrangements, 41 Properties located in 18 states. Reference is made to the Schedule of Real Estate and Accumulated Depreciation filed with this report for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

         Land. The Partnership's Property sites range from approximately 11,500 to 88,200 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 1,200 to 10,700 square feet. All buildings on Properties are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations.

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

         Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 1997 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

         Restaurant Management Services leases five Popeyes restaurants, one Church's Fried Chicken restaurant and one other restaurant (formerly operated as a Captain D's). The initial term of each lease is 20 years (expiring between 2009 and 2010) and the average minimum base annual rent is approximately $53,000 (ranging from approximately $46,000 to $61,900).

         Golden Corral Corporation leases five Golden Corral restaurants. The initial term of each lease is 15 years (expiring between 2004 and 2011) and the average minimum base annual rent is approximately $152,900 (ranging from approximately $88,000 to $185,700).

         Mid-America Corporation leases four Burger King restaurants. The initial term of each lease is between 14 and 16 years (expiring between 2004 and
2006) and the average minimum base annual rent is approximately $105,000 (ranging from approximately $102,700 to $105,800).

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

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         As of March 13, 1998, there were 2,985 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. Limited Partners who wish to sell their Units may offer the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wish to have their distributions used to acquire additional Units (to the extent Units are available for purchase), may do so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. The price paid for any Unit transferred pursuant to the Plan has been $475 per Unit. The price to be paid for any Unit transferred other than pursuant to the Plan is subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 1997 and 1996 other than pursuant to the Plan, net of commissions (which ranged from zero to 15.5 percent).

                                                      1997 (1)                          1996 (1)
                                        ----------------------------------      ----------------------
                                            High       Low      Average        High       Low      Average
         First Quarter                       $475      $475        $475         $475      $355        $431
         Second Quarter                       435       361         417          475       372         456
         Third Quarter                        500       415         453          475       400         438
         Fourth Quarter                       475       420         461          416       416         416

(1) A total of 311 and 664 Units were transferred other than pursuant to the Plan for the years ended December 31, 1997 and 1996, respectively.

         The capital contribution per Unit was $500. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For the years ended December 31, 1997 and 1996, the Partnership declared cash distributions of $3,150,000 and $3,220,000, respectively, to the Limited Partners. For the quarter ended December 31, 1996, the Partnership declared a special distribution to the Limited Partners of $70,000, which represented cumulative excess operating reserves. No amounts distributed to partners for the years ended December 31, 1997 and 1996, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date. As indicated in the chart below, these distributions were declared at the close of each of the Partnership's calendar quarters. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive distributions on this basis.

         Quarter Ended                    1997            1996
         -------------                 ----------      ----------
         March 31                        $787,500        $787,500
         June 30                          787,500         787,500
         September 30                     787,500         787,500
         December 31 (1)                  787,500         857,500

(1) Includes a special distribution to Limited Partners of $70,000 for the quarter ended December 31, 1996.

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions, for an annual fee.

Item 6.  Selected Financial Data

                                          1997          1996           1995          1994           1993
                                      ------------  ------------   ------------  ------------  ---------
Year ended December 31:
   Revenues (1)                        $ 3,456,406   $ 3,565,493    $ 3,438,286   $ 3,468,897    $ 3,635,782
   Net income (2)                        2,899,882     2,803,601      2,861,381     3,095,028      2,955,692
   Cash distributions declared (3)       3,150,000     3,220,000      3,150,000     3,150,000      3,150,000
   Net income per Unit (2)                   41.06         39.65          40.47         43.80          41.80
   Cash distributions declared
      per Unit (2)                           45.00         46.00          45.00         45.00          45.00

At December 31:
   Total assets                        $29,993,069   $30,129,286    $30,442,314   $30,754,999    $30,837,521
   Partners' capital                    28,794,249    29,044,367     29,460,766    29,749,385     29,804,357

(1) Revenues include equity in earnings of unconsolidated joint ventures and minority interest in income of the consolidated joint venture.

(2) Net income for the year ended December 31, 1997 and 1996, includes provision for loss on land and building of $263,186 and $77,023, respectively. In addition, net income for the years ended December 31, 1997, 1996 and 1995, includes $79,777, $1,706 and $7,370, respectively, from a loss on sale of land and buildings. Net income for the years ended December 31, 1997, 1995 and 1994, also includes $626,804, $103,283 and $332,664, respectively, from gains on sale of land and buildings.

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



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on August 17, 1988, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains. The leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1997, the Partnership owned 41 Properties, either directly or indirectly through joint venture arrangements.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the years ended December 31, 1997, 1996 and 1995, was cash from operations (which includes cash received from tenants, distributions from joint ventures and interest received, less cash paid for expenses). Cash from operations was $3,156,041, $3,310,762 and $3,222,430 for the years ended December 31, 1997, 1996 and 1995, respectively. The decrease in cash from operations during 1997, as compared to 1996, and the increase during 1996, as compared to 1995, are primarily a result of changes in income and expenses as discussed in "Results of Operations" below and changes in the Partnership's working capital during each of the respective years.

         Other sources and uses of capital included the following during the years ended December 31, 1997, 1996 and 1995.

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

         In January 1996, the Partnership reinvested the remaining net sales proceeds from the 1995 sale of the Property in Little Canada, Minnesota, in a Golden Corral Property located in Clinton, North Carolina, with affiliates of the General Partners as tenants-in-common. In connection therewith, the Partnership and its affiliates entered into an agreement whereby each co-venturer will share in the profits and losses of the Property in proportion to its applicable percentage interest. As of December 31, 1997, the Partnership owned a 17.93% interest in this Property.

         In March 1996, the Partnership entered into an agreement with the tenant of the Properties in Chester, Pennsylvania, and Orlando, Florida, for payment of certain rental payment deferrals the Partnership had granted to the tenant through March 31, 1996. Under the agreement, the Partnership agreed to abate approximately $42,700 of the rental payment deferral amounts. The tenant made payments of approximately $18,600 in each of April 1996 and March 1997 in accordance with the terms of the agreement, and has agreed to pay the Partnership the remaining balance due of approximately $90,900 in six remaining annual installments through 2002.

         In December 1996, the Partnership sold its Property in Dallas, Texas, to an unrelated third party for $1,016,000 and received net sales proceeds of $982,980. This Property was originally acquired by the Partnership in June 1994 and had a cost of approximately $980,900, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $2,100 in excess of its original purchase price. Due to the fact that the Partnership had recognized accrued rental income since the inception of the lease relating to the straight-lining of future scheduled rent increases in accordance with generally accepted accounting principles, the Partnership wrote off the cumulative balance of such accrued rental income at the time of the sale of this Property, resulting in a loss on land and building of $1,706 for financial reporting purposes. Due to the fact that the straight-lining of future rent increases over the term of the lease is a non-cash accounting adjustment, the write-off of these amounts is a loss for financial statement purposes only. As of December 31, 1996, the net sales proceeds of $977,017, plus accrued interest of $739, were being held in an interest bearing escrow account pending the release of funds by the escrow agent to acquire an additional Property. In February 1997, the Partnership reinvested the net sales proceeds, along with additional funds, in a Bertucci's Property located in Marietta, Georgia, for a total cost of approximately $1,112,600. The General Partners believe that the transaction, or a portion thereof, relating to the sale of the Property in Dallas, Texas and the reinvestment of the net sales proceeds will qualify as a like-kind exchange transaction for federal income tax purposes. However, the Partnership will distribute amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sale.

         In January 1997, Show Low Joint Venture, in which the Partnership owns a 36 percent interest, sold the Property to the tenant for $970,000, resulting in a gain to the joint venture of approximately $360,000 for financial reporting purposes. The Property was originally contributed to Show Low Joint Venture in July 1990 and had a total cost of approximately $663,500, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the joint venture sold the Property for approximately $306,500 in excess of its original purchase price. In June 1997, Show Low Joint Venture reinvested $782,413 of the net sales proceeds in a Property in Greensboro, North Carolina. As of December 31, 1997, the Partnership had received approximately $70,000 representing a return of capital for its pro-rata share of the uninvested net sales proceeds.

         In July 1997, the Partnership sold the Property in Whitehall, Michigan, to an unrelated third party, for $665,000 and received net sales proceeds (net of $2,981 which represents amounts due to the former tenant for prorated rent) of $626,907, resulting in a loss of $79,777 for financial reporting purposes, as described below in

"Results of Operations." The net sales proceeds were reinvested in a Property in
Overland   Park,   Kansas,   with   affiliates   of  the  General   Partners  as
tenants-in-common, in January 1998.

         In addition, in July 1997, the Partnership sold its Property in Naples, Florida, to an unrelated third party, for $1,530,000 and received net sales proceeds (net of $9,945 which represents amounts due to the former tenant for prorated rent) of $1,477,780, resulting in a gain of $186,550 for financial reporting purposes. This Property was originally acquired by the Partnership in December 1989 and had a cost of approximately $1,083,900, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $403,800 in excess of its original purchase price. In December 1997, the Partnership reinvested the net sales proceeds in an IHOP Property in Elgin, Illinois, for a total cost of approximately $1,484,100. The General Partners believe that the transaction, or a portion thereof, relating to the sale of the Property in Naples, Florida, and the reinvestment of the net sales proceeds will qualify as a like-kind exchange transaction for federal income tax purposes. However, the Partnership will distribute amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sale.

         In addition, in July 1997, the Partnership sold its Property in Plattsmouth, Nebraska, to the tenant, for $700,000 and received net sales proceeds (net of escrow fees of $1,750) of $697,650, resulting in a gain of $156,401 for financial reporting purposes. This Property was originally acquired by the Partnership in January 1990 and had a cost of approximately $561,000, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $138,400 in excess of its original purchase price. In January 1998, the Partnership reinvested the net sales proceeds in an IHOP Property in Memphis, Tennessee, with affiliates of the General Partners as tenants-in-common. The General Partners believe that the transaction, or a portion thereof, relating to the sale of the Property in Plattsmouth, Nebraska, and the reinvestment of the net sales proceeds will qualify as a like-kind exchange transaction for federal income tax purposes. However, the Partnership will distribute amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sale.

         In June 1997, the Partnership terminated the lease with the tenant of the Property in Greensburg, Indiana. In connection therewith, the Partnership accepted a promissory note from this former tenant for $13,077 for amounts relating to past due real estate taxes the Partnership had incurred as a result of the former tenant's financial difficulties. The promissory note, which is uncollateralized, bears interest at a rate of ten percent per annum, and is being collected in 36 monthly installments. Receivables at December 31, 1997, included $13,631 of such amounts, including accrued interest of $554. In July 1997, the Partnership entered into a new lease for the Property in Greensburg, Indiana, with a new tenant to operate the Property as an Arby's restaurant. In connection therewith, the Partnership agreed to fund $125,000 in renovation costs. The renovations were completed in October 1997, at which time rent commenced.

         In September 1997, the Partnership sold its Property in Venice, Florida, to an unrelated third party, for $1,245,000 and received net sales proceeds (net of $5,048 which represents amounts due to the former tenant for prorated rent) of $1,201,648, resulting in a gain of $283,853 for financial reporting purposes. This Property was originally acquired by the Partnership in August 1989 and had a cost of approximately $1,032,400, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $174,300 in excess of its original purchase price. In December 1997, the Partnership reinvested the net sales proceeds in an IHOP Property in Manassas, Virginia, for a total cost of approximately $1,126,800. The General Partners believe that the transaction, or a portion thereof, relating to the sale of the Property in Venice, Florida, and the reinvestment of the net sales proceeds will qualify as a like-kind exchange transaction for federal income tax purposes. However, the Partnership will distribute amounts sufficient to enable the Limited Partners to pay federal and state income taxes if any (at a level reasonably assumed by the General Partners), resulting from the sale.

         In October 1997, the Partnership and an affiliate, as tenants-in-common, sold the Property in Yuma, Arizona, in which the Partnership owned a 51.67% interest, for a total sales price of $1,010,000 and received net sales proceeds of $982,025, resulting in a gain, to the tenancy-in-common, of approximately $128,400 for financial reporting purposes. The Property was originally acquired in July 1994 and had a total cost of approximately $861,700, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Property was sold for approximately $120,300 in excess of its original purchase price. The Partnership received approximately $455,000, representing a return of capital for its pro-rata share of the net sales proceeds. In December 1997, the Partnership reinvested the amounts received as a return of capital from the sale of the Yuma, Arizona Property, in a Property in Vancouver, Washington, as tenants-in-common with affiliates of the General Partners. The General Partners believe that the transaction, or a portion thereof, relating to the sale of the Property in Yuma, Arizona and the reinvestment of the net sales proceeds will qualify as a like-kind exchange transaction for federal income tax purposes. However, the Partnership will distribute amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sale.

         In January 1998, the Partnership sold its Property in Deland, Florida, to the tenant, for $1,250,000 and received net sales proceeds of $1,234,617, resulting in a gain of approximately $345,100 for financial reporting purposes. The Partnership intends to reinvest the sales proceeds in an additional Property during 1998. The General Partners believe that the transaction, or a portion thereof, relating to the sale of the Property in Deland, Florida, and the reinvestment of the proceeds will be structured to qualify as a like-kind exchange transaction for federal income tax purposes.

         In February 1998, the Partnership sold its Property in Melbourne, Florida, for $590,000 and received net sales proceeds of $542,477, resulting in a loss of $158,239 for financial reporting purposes, which the Partnership recorded at December 31, 1997, as described below in "Results of Operations." In addition, in February 1998, the Partnership sold its Property in Liverpool, New York, for $157,500 and received net sales proceeds of approximately $150,700, resulting in a loss of $181,970 for financial reporting purposes, which the Partnership recorded at December 31, 1997, as described below in "Results of Operations." The Partnership intends to reinvest the net sales proceeds from the sale of both Properties in additional Properties.

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

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At December 31, 1997, the Partnership had $1,614,759 invested in such short-term investments as compared to $1,127,930 at December 31, 1996. The increase in cash and cash equivalents during 1997, is primarily due to the receipt of $626,907 in net sales proceeds form the sale of the Property in Whitehall, Michigan in July 1997. This increase is partially offset by a decrease in cash and cash equivalents due to the Partnership investing approximately $134,900 in a Bertucci's Property, as described above. The funds remaining at December 31, 1997, after payment of distributions and other liabilities, will be used to invest in an additional Property as described above and to meet the Partnership's working capital and other needs.

         During 1997, 1996 and 1995, affiliates of the General Partners, incurred on behalf of the Partnership $82,503, $96,112 and $95,898, respectively, for certain operating expenses. As of December 31, 1997 and 1996, the Partnership owed $32,019 and $2,633, respectively, to affiliates for such amounts and accounting and administrative services. As of February 28, 1998, the Partnership had reimbursed the affiliates all such amounts. Other liabilities of the Partnership, including distributions payable, increased to $1,022,326 at December 31, 1997, from $917,704 at December 31, 1996. The increase in other liabilities is partially attributable to the Partnership accruing renovation costs for the Property in Greensburg, Indiana, in connection with the new lease entered into in July 1997, as described above. In addition, the increase in other liabilities for 1997 was due to an increase in accrued and escrowed real estate taxes payable due to the Partnership accruing current real estate taxes relating to its Property in Melbourne, Florida, due to the fact that the tenant vacated the Property in October 1997. Other liabilities also increased due to an increase in rents paid in advance. The increase in other liabilities is partially offset by a decrease in distributions payable as a result of the Partnership accruing a special distribution payable to the Limited Partners of $70,000 at December 31, 1996, which was paid in January 1997 from excess operating reserves. The General Partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         Based on cash from operations, and cumulative excess operating reserves for the year ended December 31, 1996, the Partnership declared distributions to the Limited Partners of $3,150,000, $3,220,000 and $3,150,000 for
the years ended December 31, 1997, 1996 and 1995, respectively. This represents distributions of $45, $46 and $45 per Unit for the years ended December 31, 1997, 1996 and 1995, respectively. No amounts distributed to the Limited Partners for the years ended December 31, 1997, 1996 and 1995, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

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

Results of Operations

         During 1995, the Partnership owned and leased 38 wholly owned Properties (including one Property in Little Canada, Minnesota, which was sold in June 1995), during 1996, the Partnership owned and leased 37 wholly owned Properties (including one Property in Dallas, Texas, which was sold in December
1996), and during 1997, the Partnership owned and leased 39 wholly owned Properties (including three Properties, one in each of Naples, Florida; Plattsmouth, Nebraska and Whitehall, Michigan, which were sold in July 1997 and one Property in Venice, Florida, which was sold in September 1997). In addition, during 1995 and 1996, the Partnership was a co-venturer in four separate joint ventures that each owned and leased one Property, and during 1997, the Partnership was a co-venturer in four separate joint ventures that owned and leased a total of five Properties (including one Property in Show Low, Arizona, which was sold in January, 1997). During 1995, the Partnership owned and leased one Property with an affiliate as tenants-in-common, during 1996, the Partnership owned and leased two properties with affiliates as tenants-in-common and during 1997, the Partnership owned and leased four Properties with affiliates as tenants-in-common (including one Property in Yuma, Arizona, which was sold in October, 1997). As of December 31, 1997, the Partnership owned, either directly, as tenants-in-common with affiliates, or through joint venture arrangements, 41 Properties which are subject to long-term, triple-net leases. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $38,100 to $185,700. Generally, the leases provide for percentage rent based on sales in excess of a specified amount. In addition, some of the leases provide that, commencing in the fourth to sixth lease year, the percentage rent will be an amount equal to the greater of the percentage rent calculated under the lease formula or a specified percentage (ranging from one to five percent) of the purchase price or gross sales. For further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item 2. Properties, respectively.

         During  the  years  ended  December  31,  1997,   1996  and  1995,  the
Partnership and its consolidated joint venture, Caro Joint Venture, earned $2,897,402, $3,333,665 and $3,207,860, respectively, in rental income from operating leases and earned income from direct financing leases. The decrease in rental and earned income during the year ended December 31, 1997, as compared to 1996, was partially attributable to a decrease of approximately $159,400 during 1997, as a result of the sales during 1997 of the Properties in Whitehall, Michigan; Naples, Florida; Plattsmouth, Nebraska and Venice, Florida. The decrease in rental and earned income during 1997, as compared to 1996, was partially attributable to, and the increase in rental and earned income during 1996, as compared to 1995, was partially offset by, a decrease of $103,100 and $6,800, respectively, of rental and earned income from the sale of the Property in Dallas, Texas in December 1996. The decrease in rental income during 1997 was partially offset by an increase of approximately $109,400 due to the reinvestment of the net sales proceeds from the 1996 sale of the Property in Dallas, Texas, in a Property in Marietta, Georgia, in February 1997. The decrease in rental and earned income during 1997 was partially offset by an increase of approximately $1,600 in rental and earned income due to the fact that the Partnership reinvested the net sales proceeds from the sales of the Properties in Naples and Venice, Florida in two IHOP Properties in Elgin, Illinois and Manassas, Virginia in December 1997.

         The decrease in rental income during 1997, as compared to 1996, is also attributable to the fact that during 1997 the Partnership's consolidated joint venture established an allowance for doubtful accounts for rental amounts unpaid by the tenant of the Property in Caro, Michigan totalling approximately $84,500 due to financial difficulties the tenant is experiencing. No such allowance was established during 1996. The Partnership's consolidated joint venture will continue to pursue collection of past due rental amounts relating to this Property and will recognize such amounts as income if collected.

         In addition, the decrease in rental and earned income during 1997, as compared to 1996, is partially attributable to the Partnership increasing its allowance for doubtful accounts during 1997 by approximately $40,500 for rental amounts relating to the Hardee's Property located in Greensburg, Indiana, due to financial difficulties the tenant was experiencing. Rental and earned income also decreased by approximately $43,700 during 1997 due to the fact that the Partnership terminated the lease with the former tenant of the Property in Greensburg, Indiana, in June 1997, as described above in "Liquidity and Capital Resources." The General Partners have agreed that they will cease collection efforts on past due rental amounts once the former tenant of this Property pays all amounts due under the promissory note for past due real estate taxes described above in "Liquidity and Capital Resources." The decrease in rental and earned income was slightly offset by an increase of $14,200 in rental income from the new tenant of this Property who began operating the Property after it was renovated into an Arby's Property.

         In addition, rental and earned income decreased during 1997, as a result of the Partnership establishing an allowance for doubtful accounts during 1997 totalling approximately $107,100 for rental amounts relating to the Property located in Melbourne, Florida, due to the fact that the tenant vacated the Property in October 1997. The Partnership will continue to pursue collection of past due rental amounts relating to this Property and will recognize such amounts as income if collected. The Partnership sold this Property in February 1998, as described above in "Liquidity and Capital Resources."

         In addition, rental and earned income decreased by approximately $35,300 during 1997, as a result of the fact that in December 1996, the tenant ceased operations and vacated the Property in Liverpool, New York. The
Partnership sold this Property in February 1998, as described above in "Liquidity and Capital Resources."

         The decrease in rental and earned income during 1997, as compared to 1996, was offset by, and the increase in rental and earned income for 1996, was partially attributable to, the fact that the Partnership collected and recorded as income approximately $18,600 and $5,300, respectively, in rental payment deferrals for the two Properties leased by the same tenant in Chester, Pennsylvania, and Orlando, Florida. Previously, the Partnership had established an allowance for doubtful accounts for these amounts. These amounts were collected in accordance with the agreement entered into in March 1996, with the tenant to collect the remaining balance of the rental payment deferral amounts as discussed above in "Liquidity and Capital Resources." The increase in rental and earned income during 1996, as compared to 1995, was partially attributable to the fact that during the year ended December 31, 1995, the Partnership established an allowance for doubtful accounts of approximately $52,900, for rental payment deferral amounts relating to these Properties deemed uncollectible. No such allowance was established during the year ended December 31, 1996 or 1997.

          Rental and earned income increased during 1996, as compared to 1995, by approximately $43,700 due to the acquisition of a Property located in Broken Arrow, Oklahoma, in August 1995 with the net sales proceeds from the sale of the Property in Little Canada, Minnesota, in June 1995. The increase in rental income was partially offset by a decrease of approximately $6,800 during the year ended December 31, 1996, due to the sale of the Property in Little Canada, Minnesota, in June 1995.

         In addition, the increase in rental income during 1996, as compared to 1995, was partially attributable to an increase of approximately $35,300 during 1996, due to the fact that in April 1995, the Partnership entered into a new lease for the Property in Hermitage, Tennessee, for which rent commenced in June 1995.

         For the years ended December 31, 1997, 1996 and 1995, the Partnership also earned $147,434, $110,073 and $115,946, respectively, in contingent rental income. The increase in contingent rental income during 1997 is primarily attributable to increases in gross sales relating to certain Properties. The decrease in contingent rental income for 1996, as compared to 1995, is primarily attributable to the decreases in gross sales relating to certain Properties.

         In addition, for the years ended December 31, 1997, 1996 and 1995, the Partnership earned $280,331, $97,381 and $83,483, respectively, attributable to net income earned by joint ventures in which the Partnership is a co-venturer. The increase in net income earned by joint ventures in 1997, as compared to 1996, is primarily attributable to the fact that in January 1997, Show Low Joint Venture, in which the Partnership owns a 36 percent interest, recognized a gain of approximately $360,000 for financial reporting purposes, as a result of the sale of its Property in January 1997, as described above in "Liquidity and Capital Resources." Show Low Joint Venture reinvested the majority of the net sales proceeds in a replacement Property in June 1997. In addition, in October 1997, the Partnership and an affiliate, as tenants-in-common, sold the Property in Yuma, Arizona, and recognized a gain of approximately $128,400 for financial reporting purposes, as described above in "Liquidity and Capital Resources." The Partnership owned a 51.67% interest in the Property in Yuma, Arizona, held as tenants-in-common with an affiliate. The Partnership reinvested its portion of the net sales proceeds in a Property in Vancouver, Washington, in December 1997, as described above in "Liquidity and Capital Resources." The increase in net income earned by these joint ventures during 1996, as compared to 1995, is primarily attributable to the fact that in January 1996, the Partnership acquired an interest in a Golden Corral Property in Clinton, North Carolina, with affiliates as tenants-in-common, as described above in "Liquidity and Capital Resources."

         During the years ended December 31, 1997, 1996 and 1995, three of the Partnership's lessees, Golden Corral Corporation, Restaurant Management Services, Inc. and Mid-America Corporation, each contributed more than ten percent of the Partnership's total rental income (including rental income from the Partnership's consolidated joint venture and the Partnership's share of the rental income from the three Properties owned by unconsolidated joint ventures in which the Partnership is a co-venturer and two Properties owned with affiliates as tenants-in-common). As of December 31, 1997, Golden Corral Corporation was the lessee under leases relating to five restaurants, Restaurant Management Services, Inc. was the lessee under leases relating to seven restaurants and Mid-America Corporation was the lessee under leases relating to four restaurants. It is anticipated that, based on the minimum annual rental payments required by the leases, these three lessees each will continue to contribute more than ten percent of the Partnership's total rental income during 1998 and subsequent years. In addition, three Restaurant Chains, Golden Corral, Hardee's and Burger King, and in 1997, an additional Restaurant Chain, Denny's, each accounted for more than ten percent of the Partnership's total rental income in 1997, 1996 and 1995 (including the Partnership's consolidated joint venture and the Partnership's share of the rental income from the three Properties owned by unconsolidated joint ventures in which the Partnership is a co-venturer and two Properties owned with affiliates as tenants-in-common). In subsequent years, it is anticipated that these four Restaurant Chains each will continue to account for more than ten percent of the Partnership's total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income.

         For the years ended 1997, 1996 and 1995, the Partnership also earned $119,961, $49,056 and $51,130, respectively, in interest and other income. The increase in interest and other income during the year ended December 31, 1997, was primarily attributable to interest earned on the net sales proceeds received and held in escrow relating to the sales of the Properties in Dallas, Texas; Naples, Florida; Plattsmouth, Nebraska and Venice, Florida.

         Operating expenses, including depreciation and amortization expense, were $840,365, $683,163 and $672,818 for the years ended December 31, 1997, 1996 and 1995, respectively. The increase in operating expenses during 1997, as compared to 1996, is partially due to the fact that the Partnership recorded approximately $122,400 in bad debt expense and approximately $19,400 in real estate tax expense for the Property located in Melbourne, Florida, due to the fact that the tenant vacated the Property in October 1997. The Partnership sold this Property in February 1998, as described above in "Liquidity and Capital Resources." In addition, the Partnership's consolidated joint venture, Caro Joint Venture, recorded bad debt expense and real estate tax expense of approximately $26,200 relating to the Property located in Caro, Michigan, representing past due rental and other amounts. The joint venture partners intend to continue to pursue the collection of such amounts relating to the Property in Caro, Michigan. The increase in operating expenses during 1996, as compared to 1995, was partially a result of an increase in accounting and administrative expenses associated with operating the Partnership and its Properties and an increase in insurance expense as a result of the General Partners' obtaining contingent liability and Property coverage for the Partnership beginning in May 1995.

         The increase in operating expenses during 1997 was partially offset by the decrease in depreciation expense which resulted from the sale of the Property in Dallas, Texas in December 1996, the sale of the Property in Whitehall, Michigan, in July 1997, and the sale of the Property in Venice, Florida, in September 1997. The decrease in depreciation expense was partially offset by an increase in depreciation expense attributable to the purchase of the Property in Marietta, Georgia, in February 1997.

         As a result of the sales of the Properties in Naples, Florida; Plattsmouth, Nebraska and Venice, Florida, as described above in "Liquidity and Capital Resources," the Partnership recognized a gain of $626,804 during 1997 for financial reporting purposes. The gain for 1997 was partially offset by a loss of $79,777 for financial reporting purposes, resulting from the July 1997 sale of the Property in Whitehall, Michigan, as described above in "Liquidity and Capital Resources."

         As a result of the sale of the Property in Dallas, Texas, in December 1996, the Partnership recognized a loss for financial reporting purposes of $1,706 for the year ended December 31, 1996, as discussed above in "Liquidity and Capital Resources." In addition, as a result of the sale of the Property in Little Canada, Minnesota, during 1995 the Partnership recognized a gain of $103,283, and as a result of the sale during 1995 of a portion of the land of the Property in Orlando, Florida, the Partnership recognized a loss of $7,370 for the year ended December 31, 1995, as described above in "Liquidity and Capital Resources."

         During the years ended December 31, 1996 and 1997, the Partnership recorded provisions for losses on land and building in the amounts of $77,023 and $104,947, respectively, for financial reporting purposes for the Property in Liverpool, New York. The allowance at December 31, 1996, represented the difference between the Property's carrying value at December 31, 1996 and the estimated net realizable value for this Property based on an anticipated sales price to an interested third party. The allowance at December 31, 1997, represents the difference between the Property's carrying value at December 31, 1997 and the net realizable value of the Property based on the net sales proceeds received in February 1998 from the sale of the Property.

         During the year ended December 31, 1997, the Partnership established an allowance for loss on land and on allowance for impairment in carrying value of net investment in direct financing lease for its Property in Melbourne, Florida, in the amount of $158,239. The allowance represents the difference between the Property's carrying value at December 31, 1997 and the net sales proceeds received in February 1998 from the sale of the Property, as described above in "Liquidity and Capital Resources."

         The General Partners of the Partnership are in the process of assessing and addressing the impact of the year 2000 on their computer package software. The hardware and built-in software are believed to be year 2000 compliant. Accordingly, the General Partners do not expect this matter to materially impact how the Partnership conducts business nor its current or future results of operations or financial position.

         The Partnership's leases as of December 31, 1997, are triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Management expects that increases in restaurant sales volumes due to inflation and real sales growth should result in an increase in rental income over time. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

Item 8.   Financial Statements and Supplementary Data

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                                    CONTENTS







                                                                  Page

Report of Independent Accountants                                  16

Financial Statements:

  Balance Sheets                                                   17

  Statements of Income                                             18

  Statements of Partners' Capital                                  19

  Statements of Cash Flows                                         20

  Notes to Financial Statements                                    23

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CNL Income Fund VI, Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.






Orlando, Florida
January 24, 1998, except as to Notes 3 and 12 for which the date is February 9, 1998.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS


                                                          December 31,
            ASSETS                                  1997              1996
            ------                               -----------       -----------

Land and buildings on operating
  leases, less accumulated
  depreciation and allowance for
  loss on land and building                      $20,785,684       $21,105,355
Net investment in direct financing
  leases, less allowance for
  impairment in carrying value                     4,708,841         4,659,024
Investment in joint ventures                       1,130,139           997,016
Cash and cash equivalents                          1,614,759         1,127,930
Restricted cash                                      709,227           977,756
Receivables, less allowance for
  doubtful accounts of $363,410
  and $115,892                                       157,989           174,983
Prepaid expenses                                       4,235             1,163
Lease costs, less accumulated
  amortization of $5,581 and
  $3,691                                              12,119            14,009
Accrued rental income, less
  allowance for doubtful accounts
  of $9,697 in 1997 and 1996                         843,345         1,045,319
Other assets                                          26,731            26,731
                                                 -----------       -----------

                                                 $29,993,069       $30,129,286
                                                 ===========       ===========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                 $    14,138       $    18,161
Accrued construction costs payable                   125,000                -
Accrued and escrowed real
  estate taxes payable                                38,025            11,338
Due to related parties                                32,019             2,633
Distributions payable                                787,500           857,500
Rents paid in advance                                 57,663            30,705
                                                 -----------       -----------
    Total liabilities                              1,054,345           920,337

Minority interest                                    144,475           164,582

Partners' capital                                 28,794,249        29,044,367
                                                 -----------       -----------

                                                 $29,993,069       $30,129,286
                                                 ===========       ===========





                 See accompanying notes to financial statements.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME


                                                                               Year Ended December 31,
                                                                   1997                1996               1995
                                                                ----------          ----------         -------
Revenues:
  Rental income from operating
    leases                                                      $2,448,269          $2,776,239         $2,738,218
  Earned income from direct
    financing leases                                               449,133             557,426            469,642
  Contingent rental income                                         147,437             110,073            115,946
  Interest and other income                                        119,961              49,056             51,130
                                                                ----------          ----------         ----------
                                                                 3,164,800           3,492,794          3,374,936
                                                                ----------          ----------         ----------

Expenses:
  General operating and
    administrative                                                 156,847             159,388            147,902
  Professional services                                             25,861              32,272             27,741
  Bad debt expense                                                 131,184                  -                  -
  Real estate taxes                                                 43,676                  -                  -
  State and other taxes                                              8,969               7,930              6,789
  Depreciation and amortization                                    473,828             483,573            490,386
                                                                ----------          ----------         ----------
                                                                   840,365             683,163            672,818
                                                                ----------          ----------         ----------

Income Before Minority Interest
  in Income of Consolidated
  Joint Venture, Equity in
  Earnings of Unconsolidated
  Joint Ventures, Gain (Loss) on
  Sale of Land and Buildings and
  Net Investment in Direct Financing
  Leases and Provision for Loss on
  Land and Buildings                                             2,324,435           2,809,631          2,702,118

Minority Interest in Income of
  Consolidated Joint Venture                                        11,275             (24,682)           (20,133)

Equity in Earnings of Uncon-
  solidated Joint Ventures                                         280,331              97,381             83,483

Gain (Loss) on Sale of Land and
  Buildings and Net Investment in
  Direct Financing Leases                                          547,027              (1,706)            95,913

Provision for Loss on Land and
  Buildings and Impairment in
  Carrying Value of Net Investment
  in Direct Financing Lease                                       (263,186)            (77,023)                -
                                                                ----------          ----------         ---------

Net Income                                                      $2,899,882          $2,803,601         $2,861,381
                                                                ==========          ==========         ==========

Allocation of Net Income:
  General partners                                              $   25,353          $   28,337         $   28,411
  Limited partners                                               2,874,529           2,775,264          2,832,970
                                                                ----------          ----------         ----------

                                                                $2,899,882          $2,803,601         $2,861,381
                                                                ==========          ==========         ==========

Net Income Per Limited Partner
  Unit                                                          $    41.06          $    39.65         $    40.47
                                                                ==========          ==========         ==========

Weighted Average Number of
  Limited Partner Units
  Outstanding                                                       70,000              70,000             70,000
                                                                ==========          ==========         ==========





                 See accompanying notes to financial statements.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 1997, 1996 and 1995



                                      General Partners                       Limited Partners
                                              Accumu-                                   Accumu-
                                  Contri-     lated       Contri-        Distri-        lated       Syndication
                                  butions    Earnings     butions        butions       Earnings        Costs          Total
                                  -------    --------   -----------   ------------   -----------    -----------    --------
Balance, December 31, 1994        $ 1,000    $146,262   $35,000,000   $(16,064,226)  $14,681,349    $(4,015,000)   $29,749,385

  Distributions to limited
    partners ($45.00 per
    limited partner unit)              -           -             -      (3,150,000)           -              -      (3,150,000)
  Net income                           -       28,411            -              -      2,832,970             -       2,861,381
                                  -------    --------   -----------   ------------   -----------    -----------    -----------

Balance, December 31, 1995          1,000     174,673    35,000,000    (19,214,226)   17,514,319     (4,015,000)    29,460,766

  Distributions to limited
    partners ($46.00 per
    limited partner unit)              -           -             -      (3,220,000)           -              -      (3,220,000)
  Net income                           -       28,337            -              -      2,775,264             -       2,803,601
                                  -------    --------   -----------   ------------   -----------    -----------    -----------

Balance, December 31, 1996          1,000     203,010    35,000,000    (22,434,226)   20,289,583     (4,015,000)    29,044,367

  Distributions to limited
    partners ($45.00 per
    limited partner unit)              -           -             -      (3,150,000)           -              -      (3,150,000)
  Net income                           -       25,353            -              -      2,874,529             -       2,899,882
                                  -------    --------   -----------   ------------   -----------    -----------    -----------

Balance, December 31, 1997        $ 1,000    $228,363   $35,000,000   $(25,584,226)  $23,164,112    $(4,015,000)   $28,794,249
                                  =======    ========   ===========   ============   ===========    ===========    ===========


                 See accompanying notes to financial statements.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                                Year Ended December 31,
                                                                  1997                1996               1995
                                                               -----------         -----------        -------
Increase (Decrease) in Cash and
  Cash Equivalents:

    Cash Flows from Operating
      Activities:
        Cash received from tenants                             $ 3,097,751         $ 3,363,188        $ 3,264,527
        Distributions from
          unconsolidated joint
          ventures                                                 144,016             114,163             95,931
        Cash paid for expenses                                    (180,530)           (203,432)          (181,153)
        Interest received                                           94,804              36,843             43,125
                                                               -----------         -----------        -----------
            Net cash provided by
              operating activities                               3,156,041           3,310,762          3,222,430
                                                               -----------         -----------        -----------

    Cash Flows from Investing
      Activities:
        Proceeds from sale of
          land and buildings                                     4,003,985             982,980            899,503
        Additions to land and
          buildings on operating
          leases                                                (2,666,258)                 -             (25,646)
        Investment in direct
          financing leases                                      (1,057,282)                 -            (723,237)
        Investment in joint
          ventures                                                (521,867)           (146,090)                -
        Return of capital from
          joint ventures                                           524,975                  -                  -
        Collections on mortgage
          note receivable                                               -                3,033              2,967
        Decrease (increase) in
          restricted cash                                          279,367            (977,017)                -
        Payment of lease costs                                      (3,300)             (3,300)            (3,300)
                                                               -----------         -----------        -----------
            Net cash provided
              by (used in)
              investing activities                                 559,620            (140,394)           150,287
                                                               -----------         -----------        -----------

    Cash Flows from Financing
      Activities:
        Reimbursement of acquisi-
          tion costs paid by
          related parties on
          behalf of the Part-
          nership                                                       -                   -              (1,375)
        Distributions to limited
          partners                                              (3,220,000)         (3,150,000)        (3,150,000)
        Distributions to holder
          of minority interest                                      (8,832)            (13,437)           (26,824)
                                                               -----------         -----------        -----------
            Net cash used in
              financing activities                              (3,228,832)         (3,163,437)        (3,178,199)
                                                               -----------         -----------        -----------

Net Increase in Cash and Cash
  Equivalents                                                      486,829               6,931            194,518

Cash and Cash Equivalents at
  Beginning of Year                                              1,127,930           1,120,999            926,481
                                                               -----------         -----------        -----------

Cash and Cash Equivalents at
  End of Year                                                  $ 1,614,759         $ 1,127,930        $ 1,120,999
                                                               ===========         ===========        ===========




                 See accompanying notes to financial statements.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED


                                                                             Year Ended December 31,
                                                                  1997                1996               1995
                                                               -----------         -----------        -------
Reconciliation of Net Income to
  Net Cash Provided by Operating
  Activities:

    Net income                                                 $ 2,899,882         $ 2,803,601        $ 2,861,381
                                                               -----------         -----------        -----------
    Adjustments to reconcile net
      income to net cash provided
      by operating activities:
        Depreciation                                               471,938             481,683            489,480
        Amortization                                                 1,890               1,890                906
        Minority interest in income
          of consolidated joint
          venture                                                  (11,275)             24,682             20,133
        Equity in earnings of
          unconsolidated joint
          ventures, net of
          distributions                                           (136,315)             16,782             12,448
        Loss (gain) on sale of land
          and building                                            (547,027)              1,706            (95,913)
        Provision for loss on land
          and building and impair-
          ment in carrying value
          of net investment in
          direct financing lease                                   263,186              77,023                 -
        Decrease (increase) in
          receivables                                               25,880             (90,360)            44,096
        Decrease (increase) in
          prepaid expenses                                          (3,072)              4,087             (2,042)
        Decrease in net investment
          in direct financing leases                                67,389              68,177             53,944
        Decrease (increase) in
          accrued rental income                                     41,173            (103,935)          (131,428)
        Increase in accounts payable
          and accrued expenses                                      25,964               2,529                215
        Increase (decrease) in
          due to related parties                                    29,470              (3,391)             5,909
        Increase (decrease) in
          rents paid in advance
          and deposits                                              26,958              26,288            (36,699)
                                                               -----------         -----------        -----------
            Total adjustments                                      256,159             507,161            361,049
                                                               -----------         -----------        -----------

Net Cash Provided by Operating
  Activities                                                   $ 3,156,041         $ 3,310,762        $ 3,222,430
                                                               ===========         ===========        ===========



                 See accompanying notes to financial statements.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED


                                                                               Year Ended December 31,
                                                                  1997                1996               1995
                                                               -----------         -----------        -------
Supplemental Schedule of Non-Cash
  Investing and Financing
  Activities:

    Acquisition costs paid by
      affiliates on behalf of
      the Partnership                                          $        -          $        -         $     1,375
                                                               ===========         ===========        ===========

    Mortgage note accepted in
      connection with sale of
      land                                                     $        -          $        -         $     6,000
                                                               ===========         ===========        ===========

    Distributions declared and
      unpaid at December 31                                    $   787,500         $   857,500        $   787,500
                                                               ===========         ===========        ===========



                 See accompanying notes to financial statements.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 1997, 1996 and 1995


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

                  Years Ended December 31, 1997, 1996 and 1995


1.       Significant Accounting Policies - Continued:

                  Accrued rental income represents the aggregate amount of income recognized on a straight-line basis in excess of scheduled rental payments to date.

         When the properties are sold, the related cost and accumulated depreciation for operating leases and the net investment for direct financing leases, plus any accrued rental income, are removed from the accounts and gains or losses from sales are reflected in income. The general partners of the Partnership review the properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. The general partners determine whether an impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the property, with the carrying cost of the individual property. Although the general partners have made their best estimate of these factors based on current conditions, it is reasonably possible that changes could occur in the near term which could adversely affect the general partners' best estimate of net cash flows expected to be generated from its properties and the need for asset impairment write-downs. If an impairment is indicated, the assets are adjusted to their fair value.

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

                  Years Ended December 31, 1997, 1996 and 1995


1.       Significant Accounting Policies - Continued:

         The Partnership's investments in Auburn Joint Venture, Show Low Joint Venture and Asheville Joint Venture, and a property in Yuma, Arizona, a property in Clinton, North Carolina, and a property in Vancouver, Washington, for which each property is held as tenants-in-common with affiliates, are accounted for using the equity method since the Partnership shares control with affiliates which have the same general partners.

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

                  Years Ended December 31, 1997, 1996 and 1995

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

2.       Leases:

         The Partnership leases its land and buildings primarily to operators of national and regional fast-food and family-style restaurants. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." The leases generally are classified as operating leases; however, some leases have been classified as direct financing leases. For the leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while the land portions of some of these leases are operating leases. Substantially all leases are for 10 to 20 years and provide for minimum and contingent rentals. In addition, the tenant pays all property taxes and assessments, fully maintains the interior and exterior of the building and carries insurance coverage for public liability, property damage, fire and extended coverage. The lease options generally allow tenants to renew the leases for two to four successive five-year periods subject to the same terms and conditions as the initial lease. Most leases also allow the tenant to purchase the property at fair market value after a specified portion of the lease has elapsed.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


3.       Land and Buildings on Operating Leases:

         Land and buildings on operating leases consisted of the following at December 31:

                                                    1997            1996
                                                 -----------     -------

                  Land                           $10,046,309     $10,364,275
                  Buildings                       14,344,114      13,983,253
                                                 -----------     -----------
                                                  24,390,423      24,347,528
                  Less accumulated
                    depreciation                  (3,327,334)     (3,165,150)
                                                 -----------     -----------
                                                  21,063,089      21,182,378
                  Less allowance for loss
                    on land and building            (277,405)        (77,023)
                                                ------------     -----------

                                                 $20,785,684     $21,105,355
                                                 ===========     ===========

         In December 1996, the Partnership sold its property in Dallas, Texas, to a third party for $1,016,000 and received net sales proceeds of $982,980. This property was originally acquired by the Partnership in June 1994 and had a cost of approximately $980,900, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the property for approximately $2,100 in excess of its original purchase price. Due to the fact that the Partnership had recognized accrued rental income since the inception of the lease relating to the straight-lining of future scheduled rent increases in accordance with generally accepted accounting principles, the Partnership wrote-off the cumulative balance of such accrued rental income at the time of the sale of this property, resulting in a loss on land and building of $1,706 for financial reporting purposes. Due to the fact that the straight-lining of future rent increases over the term of the lease is a non-cash accounting adjustment, the write off of these amounts is a loss for financial statement purposes only. In February 1997, the Partnership reinvested the net sales proceeds from the sale of the property in Dallas, Texas, along with additional funds, in a Bertucci's property in Marietta, Georgia, for a total cost of approximately $1,112,600.

         In July 1997, the Partnership sold the property in Whitehall, Michigan, to a third party, for $665,000 and received net sales proceeds (net of $2,981 which represents amounts due to the former tenant for prorated rent) of $626,907, resulting in a loss of $79,777 for financial reporting purposes.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995

3.       Land and Buildings on Operating Leases - Continued:

         In addition, in July 1997, the Partnership sold its property in Naples, Florida, to a third party, for $1,530,000 and received net sales proceeds (net of $9,945 which represents amounts due to the former tenant for prorated rent) of $1,477,780, resulting in a gain of $186,550 for financial reporting purposes. This property was originally acquired by the Partnership in December 1989 and had a cost of approximately $1,083,900, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the partnership sold the property for approximately $403,800 in excess of its original purchase price. In December 1997, the Partnership reinvested the net sales proceeds in an IHOP property in Elgin, Illinois, for a total cost of approximately $1,484,100.

         In July 1997, the Partnership entered into a new lease for the property in Greensburg, Indiana, with a new tenant to operate the property as an Arby's restaurant. In connection therewith, the Partnership incurred $125,000 in renovation costs.

         In September 1997, the Partnership sold its property in Venice, Florida, to a third party, for $1,245,000 and received net sales proceeds (net of $5,048 which represents amounts due to the former tenant for prorated rent) of $1,201,648, resulting in a gain of $283,853 for financial reporting purposes. This property was originally acquired by the Partnership in August 1989 and had a cost of approximately $1,032,400, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the property for approximately $174,300 in excess of its original purchase price. In December 1997, the Partnership reinvested the net sales proceeds in an IHOP property in Manassas, Virginia, for a total cost of approximately $1,126,800.

         In 1996 and 1997, the Partnership recorded provisions for losses on land and building in the amounts of $77,023 and $104,947, respectively, for financial reporting purposes for the property in Liverpool, New York. The allowance at December 31, 1996, represented the difference between the property's carrying value at December 31, 1996 and the estimated net realizable value for this property based on an anticipated sales price to an interested third party. The allowance at December 31, 1997, represents the difference between (i) the property's carrying value at December 31, 1997, and (ii) the net realizable value of the property based on the net sales proceeds received in February 1998 from the sale of the property (see Note 12).

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


3.       Land and Buildings on Operating Leases - Continued:

         At December 31, 1997, the Partnership established an allowance for loss on land in the amount of $95,435 for its property in Melbourne, Florida. The allowance represents the difference between the property's carrying value for the land at December 31, 1997, and the net realizable value of the land based on the net sales proceeds received in February 1998 from the sale of the property (see Note 12).

         Some leases provide for escalating guaranteed minimum rents throughout the lease terms. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 1997, 1996 and 1995, the Partnership recognized $87,094, $103,935 and $131,428, respectively, of such rental income.

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 1997:

                  1998                           $ 2,393,528
                  1999                             2,396,060
                  2000                             2,487,704
                  2001                             2,538,767
                  2002                             2,541,122
                  Thereafter                      14,362,769
                                                 -----------

                                                 $26,719,950

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

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


4.       Net Investment in Direct Financing Leases:

         The following lists the components of the net investment in direct financing leases at December 31:

                                                   1997              1996
                                               -----------       ----------

                  Minimum lease payments
                    receivable                 $ 9,313,752       $ 8,955,426
                  Estimated residual
                    values                       1,655,911         1,704,299
                  Less unearned income          (6,198,018)       (6,000,701)
                                               -----------       -----------
                                                 4,771,645         4,659,024
                  Less allowance for
                    impairment in
                    carrying value                 (62,804)               -
                                               -----------       ----------
                  Net investment in direct
                    financing leases           $ 4,708,841       $ 4,659,024
                                               ===========       ===========

         The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 1997:

                  1998                             $  622,540
                  1999                                622,540
                  2000                                624,680
                  2001                                637,400
                  2002                                637,400
                  Thereafter                        6,169,192
                                                   ----------

                                                   $9,313,752

         The above table does not include future minimum lease payments for renewal periods or for contingent rental payments that may become due in future periods (See Note 3).

         In July 1997, the Partnership sold its property in Naples, Florida, for which the building portion had been classified as a direct financing lease. In connection therewith, the gross investment (minimum lease payments receivable and estimated residual values) and unearned income relating to this property were removed from the accounts and the gain from the sale relating to this property was reflected in income (Note
         3).

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


4.       Net Investment in Direct Financing Leases - Continued:

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

         At December 31, 1997, the Partnership had established an allowance for impairment in carrying value in the amount of $62,804 for its property in Melbourne, Florida. The allowance represents the difference between the (i) carrying value of the net investment in the direct financing lease at December 31, 1997, and (ii) the net realizable value of the net investment in the direct financing lease based on the net sales proceeds received in February 1998 from the sale of the property (see
         Note 12).

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

         In January 1997, Show Low Joint Venture, in which the Partnership owns a 36 percent interest, sold its property to the tenant for $970,000, resulting in a gain to the joint venture of approximately $360,000 for financial reporting purposes. The property was originally contributed to Show Low

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


5.       Investment in Joint Venture - Continued:

         Joint Venture in July 1990 and had a total cost of approximately $663,500, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the joint venture sold the property for approximately $306,500 in excess of its original purchase price. In June 1997, Show Low Joint Venture reinvested $782,413 of net sales proceeds in a property in Greensboro, North Carolina. During 1997, the Partnership received approximately $70,000 representing a return of capital, for its pro-rata share of the uninvested net sales proceeds. As of December 31, 1997, the Partnership owned a 36 percent interest in the profits and losses of the joint venture.

         As of December 31, 1996, the Partnership had a 51.67% interest in a property in Yuma, Arizona, with an affiliate of the Partnership that has the same general partners, as tenants-in-common. In October 1997, the Partnership and the affiliate, as tenants-in-common, sold the property in Yuma, Arizona, for a total sales price of $1,010,000 and received net sales proceeds of $982,025, resulting in a gain, to the tenancy-in-common, of approximately $128,400 for financial reporting purposes. The property was originally acquired in July 1994 and had a total cost of approximately $861,700, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the property was sold for approximately $120,300 in excess of its original purchase price. The Partnership received approximately $455,000 representing a return of capital for its pro-rata share of the net sales proceeds. In December 1997, the Partnership reinvested the amounts received as a return of capital from the sale of the Yuma, Arizona property, in a property in Vancouver, Washington, as tenants-in-common with affiliates of the general partners. The Partnership accounts for its investment in the property in Vancouver, Washington, using the equity method since the Partnership shares control with affiliates, and amounts relating to its investment are included in investment in joint ventures. As of December 31, 1997, the Partnership owned a 23.04% interest in the
         Vancouver, Washington, property owned with affiliates as tenants-in-common.

         Auburn Joint Venture, Show Low Joint Venture, Asheville Joint Venture, and the Partnership and affiliates as tenants-in-common in two separate tenancy-in-common arrangements, each own and lease one property to an operator of national fast-food and family-style restaurants. The following presents the

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


5.       Investment in Joint Venture - Continued:

         combined, condensed financial information for the joint ventures and the two properties held as tenants-in-common with affiliates at December 31:

                                                   1997            1996
                                                ----------      -------

                  Land and buildings on
                    operating leases,
                    less accumulated
                    depreciation                $4,568,842      $3,463,093
                  Net investment in direct
                    financing leases               911,559         401,650
                  Cash                               7,991          11,177
                  Receivables                       22,230          21,826
                  Accrued rental income            160,197         191,594
                  Other assets                         414          44,380
                  Liabilities                        7,557          10,221
                  Partners' capital              5,663,676       4,123,499
                  Revenues                         471,627         528,092
                  Gain on sale of land
                    and building                   488,372              -
                  Net income                       889,883         436,981

         The Partnership recognized income totalling $280,331, $97,381, and $83,483 for the years ended December 31, 1997, 1996 and 1995, respectively, from these joint ventures.

6.       Restricted Cash:

         As of December 31, 1996, net sales proceeds of $977,017 from the sale of the property in Dallas, Texas, plus accrued interest of $739, were being held in an interest-bearing escrow account pending the release of funds by the escrow agent to acquire an additional property. In February 1997, the escrow agent released these funds to acquire the property in Marietta, Georgia (see Note 3).

         As of December 31, 1997, net sales proceeds of $697,650 from the sale of the property in Plattsmouth, Nebraska, plus accrued interest of $11,577, were being held in an interest-bearing escrow account pending the release of funds by the escrow agent to acquire an additional property.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995

7.       Receivables:

         In June 1997, the Partnership terminated the lease with the tenant of the property in Greensburg, Indiana. In connection therewith, the Partnership accepted a promissory note from this former tenant for $13,077 for amounts relating to past due real estate taxes the Partnership had incurred as a result of the former tenant's financial difficulties. The promissory note, which is uncollateralized, bears interest at a rate of ten percent per annum, and is being collected in 36 monthly installments. Receivables at December 31, 1997, included $13,631 of such amounts, including accrued interest of $554.

8.       Allocations and Distributions:

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

         During the years ended December 31, 1997, 1996 and 1995 the Partnership declared distributions to the limited partners of $3,150,000, $3,220,000 and $3,150,000, respectively. No distributions have been made to the general partners to date.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995

9.       Income Taxes:

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                1997             1996              1995
                                                             ----------       ----------        -------
                  Net income for financial
                    reporting purposes                       $2,899,882       $2,803,601        $2,861,381

                  Depreciation for tax
                    reporting purposes
                    in excess of depreci-
                    ation for financial
                    reporting purposes                          (92,303)        (104,412)          (94,987)

                  Allowance for loss on
                    land and building                           263,186           77,023                -

                  Direct financing leases
                    recorded as operating
                    leases for tax
                    reporting purposes                           67,392           68,177            53,944

                  Gain and  loss on sale of
                    land and buildings for
                    financial reporting
                    purposes in excess of
                    gain and loss on sale
                    for tax reporting
                    purposes                                   (335,658)           1,706            (2,914)

                  Equity in earnings of
                    unconsolidated joint
                    ventures for financial
                    reporting purposes in
                    excess of equity in
                    earnings of unconsolidated
                    joint ventures for tax
                    reporting purposes                         (147,256)             (49)           (5,299)

                  Allowance for doubtful
                    accounts                                    369,935          (78,517)           16,154

                  Accrued rental income                         (81,244)        (103,935)         (131,428)

                  Rents paid in advance                          26,458           26,288           (36,699)

                  Minority interest in
                    timing differences
                    of consolidated
                    joint venture                               (30,778)           1,781              (200)
                                                             ----------       ----------        ----------

                  Net income for federal
                    income tax purposes                      $2,939,614       $2,691,663        $2,659,952
                                                             ==========       ==========        ==========

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


10.      Related Party Transactions:

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Group, Inc., the parent company of CNL Fund Advisors, Inc. The other individual general partner, Robert A. Bourne, served as president of CNL Fund Advisors, Inc. through October 1997. CNL Income Fund Advisors, Inc. was a wholly owned subsidiary of CNL Group, Inc. until its merger, effective January 1, 1996, with CNL Fund Advisors, Inc. During the years ended December 31, 1997, 1996 and 1995, CNL Income Fund Advisors, Inc. and CNL Fund Advisors, Inc.
         (hereinafter referred to collectively as the "Affiliates") each performed certain services for the Partnership, as described below.

         During the years ended December 31, 1997, 1996 and 1995, certain Affiliates acted as manager of the Partnership's properties pursuant to a management agreement with the Partnership. In connection therewith, the Partnership agreed to pay Affiliates a management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures and the property held as tenants-in-common with an affiliate, but not in excess of competitive fees for comparable services. These fees are payable only after the limited partners receive their 10% Preferred Return. Due to the fact that these fees are noncumulative, if the limited partners do not receive their 10% Preferred Return in any particular year, no management fees will be due or payable for such year. As a result of such threshold, no management fees were incurred during the years ended December 31, 1997, 1996 and 1995.

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

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


10.      Related Party Transactions - Continued:

         During the years ended December 31, 1997, 1996 and 1995, Affiliates provided accounting and administrative services to the Partnership on a day-to-day basis. The Partnership incurred $85,714, $95,420 and $81,847 for the years ended December 31, 1997, 1996 and 1995, respectively, for such services.

         The due to related parties at December 31, 1997 and 1996, totalled $32,019 and $2,633, respectively.

11.      Concentration of Credit Risk:

         The following schedule presents total rental and earned income from individual lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures and the two properties held as tenants-in-common with affiliates), for at least one of the years ended December 31:

                                              1997        1996       1995
                                            --------    --------   ------

                  Golden Corral
                    Corporation             $751,866    $758,348   $725,908
                  Restaurant Manage-
                    ment Services, Inc.      478,750     511,040    440,987
                  Mid-America
                    Corporation              439,519     439,519    439,519

         In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures and the two properties held as tenants-in-common with affiliates), for at least one of the years ended December 31:

                                            1997        1996       1995
                                          --------    --------   ------

                  Golden Corral
                    Family Steakhouse
                    Restaurants           $751,866    $758,348   $725,908
                  Burger King              496,487     455,764    455,820
                  Denny's                  317,041     336,269    276,547
                  Hardee's                 270,129     410,951    431,465

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


11.      Concentration of Credit Risk - Continued:

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

12.      Subsequent Events:

         In January 1998, the Partnership used the net sales proceeds from the sale of the property in Whitehall, Michigan, to acquire a property in Overland Park, Kansas, as tenants-in-common with affiliates of the general partners. In connection therewith, the Partnership contributed approximately $558,900 for a 34.74% interest in such property. The Partnership will account for its investment in this property using the equity method since the Partnership will share control with affiliates.

         In January 1998, the Partnership used the net sales proceeds from the sale of the property in Plattsmouth, Nebraska, to acquire a property in Memphis, Tennessee, as tenants-in-common with affiliates of the general partners. In connection therewith, the Partnership contributed approximately $694,800 for a 46.2% interest in such property. The Partnership will account for its investment in this property using the equity method since the Partnership will share control with affiliates.

         In addition, in January 1998, the Partnership sold its property in Deland, Florida, to the tenant, for $1,250,000 and received net sales proceeds of $1,234,617, resulting in a gain of approximately $345,100 for financial reporting purposes.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


12.      Subsequent Events - Continued:

         In February 1998, the Partnership sold its property in Melbourne, Florida, for $590,000 and received net sales proceeds of $542,477, resulting in a loss of $158,239 for financial reporting purposes which the Partnership recorded in 1997 (See Notes 3 and 4).

         In February 1998, the Partnership sold its property in Liverpool, New York, for $157,500 and received net sales proceeds of approximately $150,700, resulting in a loss of $181,970 for financial reporting purposes which the Partnership recorded in 1996 and in 1997 (See Note
         3).

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

         James M. Seneff, Jr., age 51, is a principal stockholder of CNL Group, Inc., a diversified real estate company, and has served as its Chairman of the Board of Directors, director and Chief Executive Officer since its formation in 1980. CNL Group, Inc. is the parent company of CNL Securities Corp., CNL Investment Company, CNL Fund Advisors, Inc., CNL Real Estate Advisors, Inc. and prior to its merger with CNL Fund Advisors, Inc., effective January 1, 1996, CNL Income Fund Advisors, Inc. Mr. Seneff is Chief Executive Officer, and has been a director and registered principal of CNL Securities Corp., which served as the managing dealer in the Partnership's offering of Units, since its formation in 1979. Mr. Seneff also has held the position of President and a director of CNL Management Company, a registered investment advisor, since its formation in 1976, has served as Chief Executive Officer and Chairman of the Board of CNL Investment Company, and Chief Executive Officer and Chairman of the Board of Commercial Net Lease Realty, Inc. since 1992, has served as the Chairman of the Board and the Chief Executive Officer of CNL Realty Advisors, Inc. since its inception in 1991 through December 31, 1997, at which time CNL Realty Advisors, Inc. merged with Commercial Net Lease Realty, Inc., served as Chairman of the Board and Chief Executive Officer of CNL Income Fund Advisors, Inc. since its inception in 1994 through December 31, 1995, has served as a director, Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc. since its inception in 1994, and has held the position of Chief Executive Officer and a director of CNL Institutional Advisors, Inc., a registered investment advisor, since its inception in 1990. In addition, Mr. Seneff has served as a director, Chairman of the Board and Chief Executive Officer of CNL American Properties Fund, Inc. since 1994, and has served as a director, Chairman of the Board and Chief Executive Officer of CNL American Realty Fund, Inc. since 1996 and of CNL Real Estate Advisors, Inc. since January 1997. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more than $60 billion of retirement funds. Since 1971, Mr. Seneff has been active in the acquisition, development and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction and rental of office buildings, apartment complexes, restaurants, hotels and other real estate. Included in these real estate ventures are approximately 65 privately offered real estate limited partnerships in which Mr. Seneff, directly or through an affiliated entity, serves or has served as a general partner. Also included are CNL Income Fund, Ltd., CNL Income Fund II, Ltd., CNL Income Fund III, Ltd., CNL Income Fund IV, Ltd., CNL Income Fund V, Ltd., CNL Income Fund VII, Ltd., CNL Income Fund VIII, Ltd., CNL Income Fund IX, Ltd., CNL Income Fund X, Ltd., CNL Income Fund XI, Ltd., CNL Income Fund XII, Ltd., CNL Income Fund XIII, Ltd., CNL Income Fund XIV, Ltd., CNL Income Fund XV, Ltd., CNL Income Fund XVI, Ltd., CNL Income Fund XVII, Ltd. and CNL Income Fund XVIII, Ltd. (the "CNL Income Fund Partnerships"), public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Seneff serves as a general partner. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 50, is President and Treasurer of CNL Group, Inc., President, a director and a registered principal of CNL Securities Corp., President and a director of CNL Investment Company, and prior to its merger with CNL Fund Advisors, Inc., effective January 1, 1996, CNL Income Fund Advisors, Inc., and Chief Investment Officer, Vice Chairman of the Board of Directors, a director and Treasurer of CNL Institutional Advisors, Inc., a registered investment advisor. Mr. Bourne served as President of CNL Institutional Advisors, Inc. from the date of its inception through June 30, 1997 and served as President of CNL Fund Advisors, Inc. from the date of its inception through October 1997. Mr. Bourne also has served as a director since 1992, as President from July 1992 to February 1996, as Secretary and Treasurer from February 1996 through December 1997, and since February 1996, served as Vice Chairman of the Board of Directors of Commercial Net Lease Realty, Inc. In addition, Mr. Bourne has served as a director since its inception in 1991, as President from 1991 to February 1996, as Secretary from February 1996 to July 1996, and since February 1996, served as Treasurer and Vice Chairman of CNL Realty Advisors, Inc. through December 31, 1997, at which time CNL Realty Advisors, Inc. merged with
Commercial Net Lease Realty, Inc. In addition, Mr. Bourne has served as President and a director of CNL American Properties Fund, Inc. since 1994, and has served as President and a director of CNL American Realty Fund, Inc. since 1996 and of CNL Real Estate Advisors, Inc. since January 1997. Upon graduation from Florida State University in 1970, where he received a B.A. in Accounting, with honors, Mr. Bourne worked as a certified public accountant and, from September 1971 through December 1978, was employed by Coopers & Lybrand, Certified Public Accountants, where he held the position of tax manager beginning in 1975. From January 1979 until June 1982, Mr. Bourne was a partner in the accounting firm of Cross & Bourne and from July 1982 through January 1987, he was a partner in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Mr. Bourne, who joined CNL Securities Corp. in 1979, has participated as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction and rental of office buildings, apartment complexes, restaurants, hotels and other real estate. Included in these real estate ventures are approximately 64 privately offered real estate limited partnerships in which Mr. Bourne, directly or through an affiliated entity, serves or has served as a general partner. Also included are the CNL Income Fund Partnerships, public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Bourne serves as a general partner.

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

         CNL Fund Advisors, Inc. provides certain management services in connection with the Partnership and its Properties. CNL Fund Advisors, Inc. is a corporation organized in 1994 under the laws of the State of Florida, and its principal office is located at 400 East South Street, Orlando, Florida 32801. CNL Fund Advisors, Inc. is a wholly owned subsidiary of CNL Group, Inc., a diversified real estate company, and was organized to perform property acquisition, property management and other services.

         CNL Group, Inc., which is the parent company of CNL Fund Advisors, Inc., was organized in 1980 under the laws of the State of Florida. CNL Group, Inc. is a diversified real estate company which provides a wide range of real estate, development and financial services to companies in the United States through the activities of its subsidiaries. These activities are primarily focused on the franchised restaurant and hospitality industries. James M. Seneff, Jr., an individual General Partner of the Partnership, is the Chairman of the Board, Chief Executive Officer, and a director of CNL Group, Inc. Mr. Seneff and his wife own all of the outstanding shares of CNL Group, Inc.

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

         Curtis B. McWilliams, age 42, joined CNL Fund Advisors, Inc. in April 1997 and currently serves as President of CNL Fund Advisors, Inc. and as Executive Vice President of CNL American Properties Fund, Inc. In addition, Mr. McWilliams serves as Executive Vice President of CNL Group, Inc. and as President of CNL Financial Services, Inc. and certain other subsidiaries of CNL Group, Inc. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch. From January 1991 to August 1996, Mr. McWilliams was a managing director in the corporate banking group of Merrill Lynch's investment banking division. During this time, he was a senior relationship manager with Merrill Lynch and as such was responsible for a number of the firm's larger clients. From February 1990 to February 1993, he also served as co-head of one of the Industrial Banking Groups within Merrill Lynch's investment banking division and had administrative responsibility for a group of bankers and client relationships, including the firm's transportation group. From September 1996 to March 1997, Mr. McWilliams served as Chairman of Merrill Lynch's Private Advisory Services. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Masters of Business Administration with a concentration in finance from the University of Chicago in 1983.

         John T. Walker, age 39, is the Chief Operating Officer and Executive Vice President of CNL Fund Advisors, Inc. and CNL American Properties Fund, Inc. and serves as Executive Vice President of CNL American Realty Fund, Inc. and CNL Real Estate Advisors, Inc. From May 1992 to May 1994, he was Executive Vice President for Finance and Administration and Chief Financial Officer of Z Music, Inc., a cable television network which was subsequently acquired by Gaylord Entertainment, where he was responsible for overall financial and administrative management and planning. From January 1990 through April 1992, Mr. Walker was Chief Financial Officer of the First Baptist Church in Orlando, Florida. From April 1984 through December 1989, he was a partner in the accounting firm of Chastang, Ferrell & Walker, P.A., where he was the partner in charge of audit and consulting services, and from 1981 to 1984, Mr. Walker was a Senior Consultant/Audit Senior at Price Waterhouse. Mr. Walker is a Cum Laude graduate of Wake Forest University with a B.S. in Accountancy and is a certified public accountant.

         Lynn E. Rose, age 49, a certified public accountant, has served as Chief Financial Officer of CNL Group, Inc. since December 1993, has served as Secretary of CNL Group, Inc. since 1987, and served as Controller of CNL Group, Inc. from 1987 until December 1993. In addition, Ms. Rose has served as Chief Financial Officer and Secretary of CNL Securities Corp. since July 1994. She has served as Chief Operating Officer, Vice President and Secretary of CNL Corporate Services, Inc. since November 1994. Ms. Rose also has served as Chief Financial Officer and Secretary of CNL Institutional Advisors, Inc. since its inception in 1990, served as a director and Secretary of CNL Realty Advisors, Inc. since its inception in 1991 through December 31, 1997, at which time CNL Realty Advisors, Inc. merged with Commercial Net Lease Realty, Inc., Treasurer of CNL Realty Advisors, Inc. from 1991 to February 1996, Secretary and Treasurer of Commercial Net Lease Realty, Inc. from 1992 to February 1996, Secretary of CNL Income Fund Advisors, Inc. since its inception in 1994 to December 1995, and a director, Secretary and Treasurer of CNL Fund Advisors, Inc. since 1994 and has served as a director, Secretary and Treasurer of CNL Real Estate Advisors, Inc. since January 1997. Ms. Rose also has served as Secretary and Treasurer of CNL American Properties Fund, Inc. since 1994, and has served as Secretary and Treasurer of CNL American Realty Fund, Inc. since 1996. Ms. Rose also currently serves as Secretary for approximately 50 additional corporations. Ms. Rose oversees the management information services, administration, legal compliance, accounting, tenant compliance, and reporting for over 300 corporations, partnerships, and joint ventures. Prior to joining CNL, Ms. Rose was a partner with Robert A. Bourne in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Ms. Rose holds a B.A. in Sociology from the University of Central Florida. She was licensed as a certified public accountant in 1979.

         Jeanne A. Wall, age 39, has served as Chief Operating Officer of CNL Investment Company and of CNL Securities Corp. since November 1994 and has served as Executive Vice President of CNL Investment Company since January 1991. In 1984, Ms. Wall joined CNL Securities Corp. In 1985, Ms. Wall became Vice President of CNL Securities Corp., in 1987, she became Senior Vice President and in July 1997, she became Executive Vice President of CNL Securities Corp. In this capacity, Ms. Wall serves as national marketing and sales director and oversees the national marketing plan for the CNL investment programs. In addition, Ms. Wall oversees product development, partnership administration and investor services for programs offered through participating brokers, and corporate communications for CNL Group, Inc. and Affiliates. Ms. Wall also has served as Senior Vice President of CNL Institutional Advisors, Inc., a registered investment advisor, from 1990 to 1993, as Vice President of CNL Realty Advisors, Inc. since its inception in 1991 through 1997, as Vice President of Commercial Net Lease Realty, Inc. from 1992 through 1997, as Executive Vice President of CNL Fund Advisors, Inc. since 1994, and as Executive Vice President of CNL American Properties Fund, Inc. since 1994. In addition, Ms. Wall has served as Executive Vice President of CNL Real Estate Advisors, Inc. since January 1997 and as Executive Vice President of CNL American Realty Fund, Inc. since 1996. Ms. Wall holds a B.A. in Business Administration from Linfield College and is a registered principal of CNL Securities Corp. Ms. Wall currently serves as a trustee on the board of the Investment Program Association and on the Direct Participation Program committee for the National Association of Securities Dealers (NASD).

         Steven D. Shackelford, age 34, has served as Chief Financial Officer of CNL Fund Advisors, Inc. since September 1996 and as Chief Financial Officer of CNL American Properties Fund, Inc. since January 1997. From March 1995 to July 1996, he was a senior manager in the national office of Price Waterhouse where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he served as a manager in the Price Waterhouse, Paris, France office serving several multinational clients. Mr. Shackelford was an audit staff and audit senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a B.A. in Accounting, with honors, and a Masters of Business
Administration   from  Florida  State  University  and  is  a  certified  public accountant.

Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of March 13, 1998, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of March 13, 1998, the beneficial ownership interests of the General Partners in the Registrant.


                 Title of Class                    Name of Partner                    Percent of Class
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

Item 13.  Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 1997, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

==========================================================================================================================
                                                                                              Amount Incurred
         Type of Compensation                                                                  For the Year
               and Recipient                      Method of Computation                   Ended December 31, 1997
       -------------------------                  ---------------------                   -----------------------
Reimbursement to affiliates for          Operating expenses are reimbursed        Operating expenses incurred on
operating expenses                       at the lower of cost or 90 percent       behalf of the Partnership: $82,503
                                         of the prevailing rate at which
                                         comparable services could have
                                         been obtained in the same                Accounting and administrative
                                         geographic area.  Affiliates of the      services:  $85,714
                                         General Partners from time to
                                         time incur certain operating
                                         expenses on behalf of the
                                         Partnership for which the
                                         Partnership reimburses the
                                         affiliates without interest.

Annual, subordinated  manage-            One percent of the sum of gross             $ - 0 -
ment fee to affiliates                   operating revenues from
                                         Properties    wholly   owned   by   the
                                         Partnership   plus  the   Partnership's
                                         allocable  share of gross  revenues  of
                                         joint ventures in which the Partnership
                                         is a co-venturer and the Property owned
                                         with an affiliate as tenants-in-common,
                                         subordinated to certain minimum returns
                                         to the Limited Partners. The management
                                         fee will not  exceed  competitive  fees
                                         for  comparable  services.  Due  to the
                                         fact     that     these     fees    are
                                         non-cumulative, if the Limited Partners
                                         do  not  receive  their  10%  Preferred
                                         Return  in  any  particular   year,  no
                                         management  fees will be due or payable
                                         for such year.
==========================================================================================================================



==========================================================================================================================
                                                                                              Amount Incurred
         Type of Compensation                                                                  For the Year
             and Recipient                        Method of Computation                   Ended December 31, 1997
       ------------------------                   ---------------------                   -----------------------
Deferred, subordinated real estate       A deferred, subordinated real               $ - 0 -
disposition fee payable to               estate disposition fee, payable
affiliates                               upon sale of one or more
                                         Properties,  in an amount  equal to the
                                         lesser of (i) one-half of a competitive
                                         real estate  commission,  or (ii) three
                                         percent  of the  sales  price  of  such
                                         Property or Properties. Payment of such
                                         fee shall be made only if affiliates of
                                         the   General    Partners   provide   a
                                         substantial   amount  of   services  in
                                         connection  with the sale of a Property
                                         or Properties and shall be subordinated
                                         to  certain   minimum  returns  to  the
                                         Limited Partners.  However,  if the net
                                         sales  proceeds  are  reinvested  in  a
                                         replacement   Property,  no  such  real
                                         estate disposition fee will be incurred
                                         until such replacement Property is sold
                                         and  the   net   sales   proceeds   are
                                         distributed.

General Partners' deferred, sub-         A deferred, subordinated share              $ - 0 -
ordinated share of Partnership net       equal to one percent of
cash flow                                Partnership distributions of net
                                         cash flow, subordinated to certain
                                         minimum returns to the Limited
                                         Partners.

General Partners' deferred, sub-         A deferred, subordinated share              $ - 0 -
ordinated share of Partnership net       equal to five percent of
sales proceeds from a sale or            Partnership distributions of such
sales                                    net sales proceeds, subordinated to
                                         certain minimum returns to the
                                         Limited Partners.
==========================================================================================================================


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)       The following documents are filed as part of this report.

          1.  Financial Statements

                  Report of Independent Accountants

                  Balance Sheets at December 31, 1997 and 1996

                  Statements of Income for the years ended December 31, 1997, 1996 and 1995

                  Statements of Partners' Capital for the years ended December 31, 1997, 1996 and 1995

                  Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

                  Notes to Financial Statements

          2.  Financial Statement Schedules

                  Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1997, 1996 and 1995

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 1997

                  Notes  to  Schedule   III  -  Real   Estate  and   Accumulated
                  Depreciation at December 31, 1997

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

         27       Financial Data Schedule (Filed herewith.)

(b) The Registrant filed no reports on Form 8-K during the period from October 1, 1997 through December 31, 1997.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of March, 1998.

                          CNL INCOME FUND VI, LTD.

                          By:      CNL REALTY CORPORATION
                                   General Partner

                                   /s/ Robert A. Bourne
                                   ----------------------------
                                   ROBERT A. BOURNE, President


                          By:      ROBERT A. BOURNE
                                   General Partner

                                   /s/ Robert A. Bourne
                                   ---------------------------
                                   ROBERT A. BOURNE


                          By:      JAMES M. SENEFF, JR.
                                   General Partner

                                   /s/ James M. Seneff, Jr.
                                   ---------------------------
                                   JAMES M. SENEFF, JR.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

==========================================================================================================================
               Signature                                  Title                                    Date
/s/ Robert A. Bourne                     President, Treasurer and Director                    March 23, 1998
-----------------------------------      (Principal Financial and
Robert A. Bourne                         Accounting Officer)


/s/ James M. Seneff, Jr.                 Chief Executive Officer and                          March 23, 1998
-----------------------------------      Director (Principal Executive
James M. Seneff, Jr.                     Officer)

==========================================================================================================================


                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 1997, 1996 and 1995



                                                               Additions                                     Deductions
                           Balance at       Charged to        Charged to        Deemed                         Balance
                            Beginning        Costs and          Other          Uncollec-                       at End
Year     Description         of Year         Expenses          Accounts          tible         Collected       of Year
----     -----------       ----------       ----------        ----------       ---------       ---------      --------

1995     Allowance for
           doubtful
           accounts (a)      $186,342         $    -          $ 75,202 (b)      $ 49,672       $  8,303        $203,569
                             ========         =======         ========          ========       ========        ========


1996     Allowance for
           doubtful
           accounts (a)      $203,569         $    -          $ 11,762 (b)      $ 78,084       $ 11,658        $125,589
                             ========         =======         ========          ========       ========        ========


1997     Allowance for
           doubtful
           accounts (a)      $125,589         $    -          $268,022 (b)      $  1,914       $ 18,590        $373,107
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

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 1997



                                                                                             Costs Capitalized
                                                                                                 Subsequent
                                                             Initial Cost                       To Acquisition
                                                                         Buildings
                                         Encum-                             and             Improve-      Carrying
                                        brances          Land           Improvements         ments         Costs
Properties the Partnership
  has Invested In Under
  Operating Leases:

    Bertucci's:
      Marietta, Georgia                      -        $   399,885         $  712,762       $       -      $     -

    Burger King Restaurants:
      Sevierville, Tennessee                 -            352,845            609,006               -            -
      Walker Springs, Tennessee              -            370,839            563,193               -            -
      Knoxville, Tennessee                   -            421,258            539,964               -            -
      Greeneville, Tennessee                 -            318,817            642,538               -            -

    Church's Fried Chicken
      Restaurant:
        Orlando, Florida                     -            177,440            270,985               -            -

    Denny's Restaurant:
      Deland, Florida                        -            448,435                 -           600,394           -

    Golden Corral Family
      Steakhouse Restaurants:
        Albuquerque, New Mexico              -            717,708          1,018,823               -            -
        Amarillo, Texas                      -            773,627            908,171               -            -
        Lawton, Oklahoma                     -            559,095            838,642               -            -
        El Paso, Texas                       -            670,916                 -           837,317           -

    Hardee's Restaurants:
      Greensburg, Indiana                    -            222,559                 -           640,529           -
      Bellevue, Nebraska                     -            397,402                 -                -            -
      Springfield, Tennessee                 -            203,159            413,221               -            -

    IHOP:
      Elgin, Illinois                        -            426,831                 -                -            -
      Manassas, Virginia                     -            366,992            759,788               -            -

    Jack in the Box Restaurant:
      San Antonio, Texas                     -            272,300                 -                -            -

    KFC Restaurants:
      Caro, Michigan                         -            150,804                 -           373,558           -
      Gainesville, Florida                   -            321,789            287,429               -            -

    Perkins Restaurants:
      Melbourne, Florida (i)                 -            428,901                 -                -            -




                                                                                                                         Life
                                                                                                                       on Which
                    Gross Amount at Which Carried                                                                    Depreciation
                    at Close of Period (c) (h) (i)                                                                    in Latest
                            Buildings                                                  Date                             Income
                               and                                Accumulated         of Con-          Date          Statement is
          Land             Improvements           Total           Depreciation       struction       Acquired          Computed
       -----------         ------------        -----------        ------------       ---------       --------        ----------





       $   399,885          $   712,762        $ 1,112,647          $   20,152          1993           02/97            (b)


           352,845              609,006            961,851             162,179          1986           01/90            (b)
           370,839              563,193            934,032             149,722          1986           01/90            (b)
           421,258              539,964            961,222             143,793          1985           01/90            (b)
           318,817              642,538            961,355             171,109          1988           01/90            (b)



           177,440              270,985            448,425              69,342          1985           04/90            (b)


           448,435              600,394          1,048,829             155,719          1990           10/89            (b)



           717,708            1,018,823          1,736,531             272,251          1989           12/89            (b)
           773,627              908,171          1,681,798             242,677          1989           12/89            (b)
           559,095              838,642          1,397,737             224,097          1989           12/89            (b)
           670,916              837,317          1,508,233             207,073          1990           04/90            (b)


           222,559              640,529            863,088             140,968          1989           07/89            (b)
           397,402                (f)              397,402                  -           1990           12/89            (d)
           203,159              413,221            616,380              98,003          1990           11/90            (b)


           426,831                (f)              426,831                  -           1997           12/97            (d)
           366,992              759,788          1,126,780                 136          1986           12/97            (b)


           272,300                (f)              272,300                  -           1990           08/90            (d)


           150,804              373,558            524,362              96,503          1990           03/90            (b)
           321,789              287,429            609,218              68,668          1985           11/90            (b)


           428,901                (f)              428,901                  -           1990           11/89            (d)



                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

       SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                                December 31, 1997



                                                                                                               Costs Capitalized
                                                                                                                    Subsequent
                                                                  Initial Cost                       To Acquisition
                                                                              Buildings
                                              Encum-                             and             Improve-      Carrying
                                             brances          Land           Improvements         ments         Costs
    Popeyes Famous Fried
      Chicken Restaurants:
        Jacksonville, Florida                     -            121,901            190,505          123,663           -
        Jacksonville, Florida                     -            141,356            185,933          132,144           -
        Gainesville, Florida                      -             83,542            208,564          192,227           -
        Jacksonville, Florida                     -             93,914            158,543          163,399           -
        Tallahassee, Florida                      -            116,019            233,858          177,915           -

    Shoney's Restaurants:
      Nashville, Tennessee                        -            320,540            531,507               -            -

    Taco Bell Restaurant:
      Detroit, Michigan                           -            171,240                 -           385,709           -

    Waffle House Restaurants:
      Clearwater, Florida                         -            130,499            268,580               -            -
      Roanoke, Virginia                           -            119,533            236,219               -            -
      Atlantic Beach, Florida                     -            141,627            263,021               -            -

    Wendy's Old Fashioned
      Hamburger Restaurant:
        Liverpool, New York (h)                   -            213,380            155,981               -            -

    Other:
      Hermitage, Tennessee                        -            391,156                 -           720,026           -
                                                           -----------         ----------       ----------     -------

                                                           $10,046,309         $9,997,233       $4,346,881     $     -
                                                           ===========         ==========       ==========     =======

Property of Joint Venture
  in Which the Partnership
  has a 36% Interest and has
  Invested in Under an
  Operating Lease:
    Darryl's Restaurant:
      Greensboro, North Carolina                  -        $   261,013         $       -        $       -      $     -
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
                                                           ===========         ==========       ==========     =======


                                                                                                                         Life
                                                                                                                       on Which
                   Gross Amount at Which Carried                                                                    Depreciation
                       at Close of Period (c)                                                                          in Latest
                            Buildings                                                  Date                             Income
                               and                                Accumulated         of Con-          Date          Statement is
          Land             Improvements           Total           Depreciation       struction       Acquired          Computed
       -----------         ------------        -----------        ------------       ---------       --------        ----------


           121,901              314,168            436,069              78,707          1985           04/90            (b)
           141,356              318,077            459,433              79,848          1985           04/90            (b)
            83,542              400,791            484,333              97,685          1990           04/90            (b)
            93,914              321,942            415,856              78,742          1985           04/90            (b)
           116,019              411,773            527,792             101,119          1985           04/90            (b)


           320,540              531,507            852,047             146,906          1988           09/89            (b)


           171,240              385,709            556,949             101,975          1990           11/89            (b)


           130,499              268,580            399,079              71,352          1988           01/90            (b)
           119,533              236,219            355,752              62,754          1987           01/90            (b)
           141,627              263,021            404,648              69,586          1986           01/90            (b)



           213,380              155,981            369,361              40,891          1977           12/89            (b)


           391,156              720,026          1,111,182             175,377          1990           02/90            (b)
       -----------          -----------        -----------          ----------

       $10,046,309          $14,344,114        $24,390,423          $3,327,334
       ===========          ===========        ===========          ==========







       $   261,013              (f)            $   261,013         $       -            1974           06/97           (d)
       ===========                             ===========         ==========







       $   484,362              (f)            $   484,362         $       -            1989           01/90           (d)
       ===========                             ===========         ==========







       $   438,695          $   450,432        $   889,127          $  101,933          1986           03/91            (b)
       ===========          ===========        ===========          ==========

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

       SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                                December 31, 1997



                                                                                               Costs Capitalized
                                                                                                   Subsequent
                                                            Initial Cost                        To Acquisition
                                                                          Buildings
                                          Encum-                             and             Improve-      Carrying
                                         brances          Land           Improvements         ments         Costs
Property in Which the Partner-
  has a 17.93% Interest as
  Tenants-in-Common and has
  Invested in Under an
  Operating Lease:
    Golden Corral Family
      Steakhouse Restaurant:
        Clinton, North Carolina                -       $   138,382        $   676,588       $       -       $    -
                                                       ===========        ===========       ==========      ======

Property in Which the Partner-
  ship has a 23.04% Interest
  as Tenants-in-Common and
  has Invested in Under an
  Operating Lease:
    Chevy's Fresh Mex Restaurant:
      Vancouver, Washington                   -        $   875,659        $ 1,389,366       $       -      $     -
                                                       ===========        ===========       ==========     =======

Properties the Partnership
  has Invested in Under
  Direct Financing Leases:
    Denny's Restaurant:
      Cheyenne, Wyoming                       -        $   162,209        $   648,839       $       -      $     -
      Broken Arrow, Oklahoma                  -            164,640            559,972               -            -

    IHOP:
      Elgin, Illinois                         -                 -           1,057,282               -            -

    Hardee's Restaurants:
      Bellevue, Nebraska                      -                 -             556,737               -            -
      Waynesburg, Ohio                        -            136,242            441,299               -            -

    Jack in the Box Restaurant:
      San Antonio, Texas                      -                 -             420,568               -            -

    Perkins Restaurants:
      Melbourne, Florida (i)                  -                 -                  -           305,120           -

    Other:
      Chester, Pennsylvania (g)               -             98,009                 -           495,472           -
                                                       -----------         ----------       ----------     -------

                                              -        $   561,100         $3,684,697       $  800,592     $     -
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
                                                       ===========         ==========       ==========     =======





                                                                                                                         Life
                                                                                                                       on Which
                   Gross Amount at Which Carried                                                                     Depreciation
                   at Close of Period (c) (h) (i)                                                                     in Latest
                            Buildings                                                  Date                             Income
                               and                                Accumulated         of Con-          Date          Statement is
          Land             Improvements           Total           Depreciation       struction       Acquired          Computed
       -----------         ------------        -----------        ------------       ---------       --------        ----------







       $   138,382          $   676,588        $   814,970        $   43,595            1996           01/96            (b)
       ===========          ===========        ===========        ==========







       $   875,659          $ 1,389,366        $ 2,265,025        $      127            1994           12/97            (b)
       ===========          ===========        ===========        ==========





           (f)                    (f)                (f)               (e)              1980           12/89            (e)
           (f)                    (f)                (f)               (e)              1982           08/95            (e)


            -                     (f)                (f)               (e)              1997           12/97            (e)


            -                     (f)                (f)               (d)              1990           12/89            (d)
           (f)                    (f)                (f)               (e)              1990           11/90            (e)


            -                     (f)                (f)               (d)              1990           08/90            (d)


            -                     (f)                (f)               (d)              1990           11/89            (d)


           (f)                    (f)                (f)               (e)              1991           12/89            (e)









            -                     (f)                (f)               (d)             1989            01/90            (d)

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

       SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                                December 31, 1997



                                                                                               Costs Capitalized
                                                                                                    Subsequent
                                                                 Initial Cost                     To Acquisition
                                                                              Buildings
                                              Encum-                             and             Improve-      Carrying
                                             brances          Land           Improvements         ments         Costs
Property of Joint  Venture in
  Which the Partnership has a
  36% Interest and has Invested
  in Under a Direct Financing Lease:

    Darryl's Restaurant:
      Greensboro, North Carolina                  -        $        -          $       -        $  521,400     $     -
                                                           ===========         ==========       ==========     =======


                                                                                                                         Life
                                                                                                                       on Which
                     Gross Amount at Which Carried                                                                   Depreciation
                      at Close of Period (c) (h)                                                                      in Latest
                            Buildings                                                  Date                             Income
                               and                                Accumulated         of Con-          Date          Statement is
          Land             Improvements           Total           Depreciation       struction       Acquired          Computed
       -----------         ------------        -----------        ------------       ---------       --------        ----------







                -               (f)                (f)                 (d)             1974           06/97               (d)

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 1997



(a) Transactions in real estate and accumulated depreciation during 1997, 1996 and 1995, are summarized as follows:

                                                                                                          Accumulated
                                                                                       Cost(h)(i)       Depreciation
                    Properties the Partnership
                      has Invested In Under
                      Operating Leases:

                        Balance, December 31, 1994                                   $26,191,835          $2,307,725
                        Dispositions                                                    (889,049)            (79,459)
                        Additional costs capitalized                                      25,646                  -
                        Depreciation expense                                                  -              489,480
                                                                                     -----------          ----------

                        Balance, December 31, 1995                                    25,328,432           2,717,746
                        Disposition                                                     (980,904)            (34,279)
                        Depreciation expense                                                  -              481,683
                                                                                     -----------          ----------

                        Balance, December 31, 1996                                    24,347,528           3,165,150
                        Acquisition                                                    2,791,258                  -
                        Disposition                                                   (2,748,363)           (309,754)
                        Depreciation expense                                                  -              471,938
                                                                                     -----------         -----------

                        Balance, December 31, 1997                                   $24,390,423         $ 3,327,334
                                                                                     ===========         ===========


                    Property of Joint Venture in Which
                      the Partnership has a 36% Interest
                      and has Invested in Under an
                      Operating Lease:

                        Balance, December 31, 1994                                   $   721,893          $  127,072
                        Depreciation expense                                                  -               20,847
                                                                                     -----------          ----------

                        Balance, December 31, 1995                                       721,893             147,919
                        Depreciation expense                                                  -               20,846
                                                                                     -----------          ----------

                        Balance, December 31, 1996                                       721,893             168,765
                        Acquisition                                                      261,013                  -
                        Disposition                                                     (721,893)           (170,478)
                        Depreciation expense                                                  -                1,713
                                                                                     -----------          ----------

                        Balance, December 31, 1997                                   $   261,013          $       -
                                                                                     ===========          =========

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 1997



                                                                                                         Accumulated
                                                                                       Cost(h)(i)       Depreciation
                    Property of Joint Venture in Which
                      the Partnership has a 3.9%
                      Interest and has Invested in
                      Under an Operating Lease:

                        Balance, December 31, 1994                                   $   484,362          $       -
                        Depreciation expense (d)                                              -                   -
                                                                                     -----------          ---------

                        Balance, December 31, 1995                                       484,362                  -
                        Depreciation expense (d)                                              -
                                                                                     ----------

                        Balance, December 31, 1996                                       484,362                  -
                        Depreciation expense (d)                                              -
                                                                                     ----------

                        Balance, December 31, 1997                                   $   484,362          $       -
                                                                                     ===========          =========


                    Property of Joint Venture in Which
                      the Partnership has a 14% Interest
                      and has Invested in Under an
                      Operating Lease:

                        Balance, December 31, 1994                                   $   889,127          $   56,891
                        Depreciation expense                                                  -               15,014
                                                                                     -----------          ----------

                        Balance, December 31, 1995                                       889,127              71,905
                        Depreciation expense                                                  -               15,014
                                                                                     -----------          ----------

                        Balance, December 31, 1996                                       889,127              86,919
                        Depreciation expense                                                  -               15,014
                                                                                     -----------          ----------

                        Balance, December 31, 1997                                   $   889,127          $  101,933
                                                                                     ===========          ==========


                    Property in Which the Partnership
                      has a 51.67% Interest as
                      Tenants-in-Common and has
                      Invested in Under an Operating
                      Lease:

                        Balance, December 31, 1994                                   $   881,033          $    9,720
                        Depreciation expense                                                  -               20,860
                                                                                     -----------          ----------

                        Balance, December 31, 1995                                       881,033              30,580
                        Depreciation expense                                                  -               20,860
                                                                                     -----------          ----------

                        Balance, December 31, 1996                                       881,033              51,440
                        Depreciation expense                                                  -               17,383
                        Dispositions                                                    (881,033)            (68,823)
                                                                                     -----------          ----------

                        Balance, December 31, 1997                                   $        -           $       -
                                                                                     ===========          =========

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 1997

                                                                                                        Accumulated
                                                                                       Cost(h)(i)       Depreciation
                    Property in Which the Partnership
                      has a 17.93% Interest as
                      Tenants-in-Common and has Invested
                      in Under an Operating Lease:

                        Balance, December 31, 1995                                   $        -           $       -
                        Acquisitions                                                     814,970                  -
                        Depreciation expense                                                  -               21,168
                                                                                     -----------          ----------

                        Balance, December 31, 1996                                       814,970              21,168
                        Depreciation expense                                                  -               22,427
                                                                                     -----------          ----------

                        Balance, December 31, 1997                                   $   814,970          $   43,595
                                                                                     ===========          ==========


                    Property in Which the Partnership
                      has a 23.04% Interest as Tenants-
                      in-Common and has Invested in
                      Under an Operating Lease:

                        Balance, December 31, 1996                                   $        -           $       -
                        Acquisitions                                                   2,265,025                  -
                        Depreciation expense                                                  -                  127
                                                                                     -----------          ----------

                        Balance, December 31, 1997                                   $ 2,265,025          $      127
                                                                                     ===========          ==========


(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 1996, the aggregate cost of the Properties owned by the Partnership and its consolidated joint venture, and the unconsolidated joint ventures (including the two Properties held as tenants-in-common) for federal income tax purposes was $28,598,561 and $3,023,805, respectively. All of the leases are treated as operating leases for federal income tax purposes.

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

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 1997


(h) For financial reporting purposes, the undepreciated cost of the Property in Liverpool, New York, was written down to its net realizable value due to an anticipated impairment in value. The Partnership recognized the impairment by recording an allowance for loss on land and building in the amount of $77,023 and $104,947 at December 31, 1996 and 1997, respectively. The impairment at December 31, 1996 represents the difference between the Property's carrying value and the property manager's estimate of the net realizable value of the Property based on an anticipated sales price to an interested third party. The impairment at December 31, 1997, represents the difference between the Property's carrying value and the property manager's estimate of the net realizable value of the Property based on the net sales proceeds received in February 1998 from the sale of the Property. The cost of the Property presented on this schedule is the gross amount at which the Property was carried at December 31, 1997, excluding the allowance for loss on land and building.

(i) For financial reporting purposes, the undepreciated cost of the Property in Melbourne, Florida, was written down to its net realizable value due to an anticipated impairment in value. The Partnership recognized the impairment by recording an allowance for loss on land and net investment in direct financing lease in the amount of $158,239 at December 31, 1997. The impairment at December 31, 1997, represents the difference between the Property's carrying value and the net sales proceeds received in February 1998 from the sale of the Property. The cost of the Property presented on this schedule is the gross amount at which the Property was carried at December 31, 1997, excluding the allowance for loss on land and net investment in direct financing lease.

                                    EXHIBITS

                                  EXHIBIT INDEX


Exhibit Number                                                            Page

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