Form 10-Q
period 1998-03-31
CNL INCOME FUND VI LTD
filed 1998-05-12
CIK 837986

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to


                             Commission file number
                                     0-19144


                            CNL Income Fund VI, Ltd.
             (Exact name of registrant as specified in its charter)


          Florida                           59-2922954
(State or other jurisdiction           (I.R.S. Employer
of incorporation or organiza-          Identification No.)
tion)


400 E. South Street
Orlando, Florida                              32801
----------------------------            -----------------
(Address of principal                       (Zip Code)
executive offices)


Registrant's telephone number
(including area code)                      (407) 422-1574


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.   Yes     X      No

                                    CONTENTS




Part I                                                         Page

  Item 1.  Financial Statements:

    Condensed Balance Sheets                                   1

    Condensed Statements of Income                             2

    Condensed Statements of Partners' Capital                  3

    Condensed Statements of Cash Flows                         4

    Notes to Condensed Financial Statements                    5-9

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                             10-15

Part II

  Other Information                                            16

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                        March 31,               December 31,
           ASSETS                         1998                      1997
                                       -----------              -----------

Land and buildings on operating
  leases, less accumulated
  depreciation of $3,244,566
  and $3,327,334                       $19,298,767             $20,785,684
Net investment in direct
  financing leases                       4,471,925               4,708,841
Investment in joint ventures             2,382,213               1,130,139
Cash and cash equivalents                1,695,158               1,614,759
Restricted cash                          1,240,838                 709,227
Receivables, less allowance for
  doubtful accounts of $361,710
  and $363,410                              64,049                 157,989
Prepaid expenses                             3,525                   4,235
Lease costs, less accumulated
  amortization of $6,053 and
  $5,581                                    11,647                  12,119
Accrued rental income, less
  allowance for doubtful
  accounts of $9,697 in 1998
  and 1997                                 865,092                 843,345
Other assets                                26,731                  26,731
                                       -----------             -----------

                                       $30,059,945             $29,993,069
                                       ===========             ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                       $    11,647             $    14,138
Accrued construction costs payable              -                  125,000
Accrued and escrowed real estate
  taxes payable                             17,646                  38,025
Due to related parties                      16,751                  32,019
Distributions payable                      787,500                 787,500
Rents paid in advance                       35,184                  57,663
                                       -----------             -----------
    Total liabilities                      868,728               1,054,345

Minority interest                          147,555                 144,475

Partners' capital                       29,043,662              28,794,249
                                       -----------             -----------

                                       $30,059,945             $29,993,069
                                       ===========             ===========







            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                        Quarter Ended
                                                           March 31,
                                                   1998               1997
                                                ----------         ----------

Revenues:
  Rental income from operating leases           $  632,051         $  639,561
  Earned income from direct financing
    leases                                         124,209            144,914
  Contingent rental income                          32,390             18,936
  Interest and other income                         36,676             15,283
                                                ----------         ----------
                                                   825,326            818,694
                                                ----------         ----------

Expenses:
  General operating and administrative              45,465             34,705
  Professional services                              5,870              5,978
  Real estate taxes                                     -               2,532
  State and other taxes                              9,905              8,614
  Depreciation and amortization                    115,910            119,363
                                                ----------         ----------
                                                   177,150            171,192
                                                ----------         ----------

Income Before Minority Interest in Loss
  (Income) of Consolidated Joint
  Venture, Equity in Earnings of
  Unconsolidated Joint Ventures and
  Gain on Sale of Land and Buildings               648,176            647,502

Minority Interest in Loss (Income) of
  Consolidated Joint Venture                       (12,881)             3,843

Equity in Earnings of Unconsolidated
  Joint Ventures                                    56,496            148,728

Gain on Sale of Land and Buildings                 345,122                 -
                                                ----------         ---------

Net Income                                      $1,036,913         $  800,073
                                                ==========         ==========

Allocation of Net Income:
  General partners                              $    8,488         $    8,001
  Limited partners                               1,028,425            792,072
                                                ----------         ----------

                                                $1,036,913         $  800,073
                                                ==========         ==========


Net Income Per Limited Partner Unit             $    14.69         $    11.32
                                                ==========         ==========

Weighted Average Number of Limited
  Partner Units Outstanding                         70,000             70,000
                                                ==========         ==========



            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                       Quarter Ended               Year Ended
                                         March 31,                December 31,
                                           1998                       1997
                                       -------------              -----------

General partners:
  Beginning balance                    $   229,363               $   204,010
  Net income                                 8,488                    25,353
                                       -----------               -----------
                                           237,851                   229,363
                                       -----------               -----------

Limited partners:
  Beginning balance                     28,564,886                28,840,357
  Net income                             1,028,425                 2,874,529
  Distributions ($11.25 and
    $45.00 per limited partner
    unit, respectively)                   (787,500)               (3,150,000)
                                       -----------               -----------
                                        28,805,811                28,564,886
                                       -----------               -----------

Total partners' capital                $29,043,662               $28,794,249
                                       ===========               ===========



            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                     Quarter Ended
                                                        March 31,
                                                1998                  1997
                                            -----------            -------

Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating
      Activities                            $   861,169            $   878,213
                                            -----------            -----------

    Cash Flows from Investing
      Activities:
        Proceeds from sale of land
          and buildings                       1,932,253                     -
        Additions to land and build-
          ings on operating leases             (125,000)            (1,112,647)
        Investment in joint ventures         (1,253,755)                    -
        Decrease (Increase) in
          restricted cash                      (536,967)               977,017
                                            -----------            -----------
            Net cash provided by
              (used in) investing
              activities                         16,531               (135,630)
                                            -----------            -----------

    Cash Flows from Financing
      Activities:
        Distributions to limited
          partners                             (787,500)              (857,500)
        Distributions to holder
          of minority interest                   (9,801)                   221
                                            -----------            -----------
            Net cash used in
              financing activities             (797,301)              (857,279)
                                            -----------            -----------

Net Increase (Decrease) in Cash
  and Cash Equivalents                           80,399               (114,696)

Cash and Cash Equivalents at
  Beginning of Quarter                        1,614,759              1,127,930
                                            -----------            -----------

Cash and Cash Equivalents at
  End of Quarter                            $ 1,695,158            $ 1,013,234
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

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 1998 and 1997


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 1998, may not be indicative of the results that may be expected for the year ending December 31, 1998. Amounts as of December 31, 1997, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund VI, Ltd. (the "Partnership") for the year ended December 31, 1997.

         The Partnership accounts for its 66 percent interest in the accounts of Caro Joint Venture using the consolidation method. Minority interest represents the minority joint venture partner's proportionate share of the equity in the Partnership's consolidated joint venture. All significant intercompany accounts and transactions have been eliminated.

2.       Land and Buildings:

         In January 1998, the Partnership sold its property in Deland, Florida, to the tenant, for $1,250,000 and received net sales proceeds of $1,234,122, resulting in a gain of $345,122 for financial reporting purposes. This property was originally acquired by the Partnership in October 1989 and had a cost of approximately $1,000,000, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the property for approximately $234,100 in excess of its original purchase price.

         In February 1998, the Partnership sold its property in Melbourne, Florida, for $590,000 and received net sales proceeds of $552,910. Due to the fact that during 1997, the Partnership recorded an allowance for loss of $158,239 for this property, no gain or loss was recognized for financial reporting purposes in February 1998, relating to the sale.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
                     Quarters Ended March 31, 1998 and 1997


2.       Land and Buildings - Continued:

         In February 1998, the Partnership sold its property in Liverpool, New York, for $157,500 and received net sales proceeds of $145,221. Due to the fact that in prior years the Partnership recorded an allowance for loss of $181,970 for this property, no gain or loss was recognized for financial reporting purposes in February 1998, relating to the sale.

3.       Net Investment in Direct Financing Leases:

         In February 1998, the Partnership sold its property in Melbourne, Florida, for which the building portion had been classified as a direct financing lease. In connection therewith, the gross investment (minimum lease payments receivable and estimated residual values) and unearned income relating to this property were removed from the accounts (Note
         2).

4.       Investment in Joint Ventures:

         In January 1998, the Partnership acquired a 34.74% interest and a 46.2% interest in a property in Overland Park, Kansas, and a property in Memphis, Tennessee, respectively, as tenants-in-common with affiliates of the general partners. The Partnership accounts for its investments in these properties using the equity method since the Partnership shares control with affiliates, and amounts relating to its investments are included in investment in joint ventures.

         Auburn Joint Venture, Show Low Joint Venture, Asheville Joint Venture, and the Partnership and affiliates as tenants-in-common in four separate tenancy-in-common arrangements, each own and lease one property to an operator of national fast-

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
                     Quarters Ended March 31, 1998 and 1997


4.       Investment in Joint Ventures - Continued:

         food and family-style restaurants. The following presents the combined, condensed financial information for the joint ventures and the four properties held as tenants-in-common with affiliates at:

                                                 March 31,     December 31,
                                                   1998            1997

                  Land and buildings on
                    operating leases, less
                    accumulated depreciation    $6,045,698      $4,568,842
                  Net investment in direct
                    financing leases             2,516,529         911,559
                  Cash                              18,444           7,991
                  Receivables                       11,112          22,230
                  Accrued rental income            182,725         160,197
                  Other assets                         396             414
                  Liabilities                       19,221           7,557
                  Partners' capital              8,755,683       5,663,676
                  Revenues                         238,798         471,627
                  Gain on sale of land
                    and building                        -          488,372
                  Net income                       206,148         889,883

         The Partnership recognized income totalling $56,496 and $148,728 for the quarters ended March 31, 1998 and 1997, respectively, from these joint ventures.

5.       Restricted Cash:

         As of March 31, 1998, the net sales proceeds of $1,234,617 from the sale of the property in Deland, Florida, plus accrued interest of $6,221, were being held in an interest-bearing escrow account pending the release of funds by the escrow agent to acquire an additional property on behalf of the Partnership.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
                     Quarters Ended March 31, 1998 and 1997


6.       Concentration of Credit Risk:

         The following schedule presents total rental and earned income from individual lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures and the four properties held as tenants-in-common with affiliates), for at least one of the quarters ended March 31:

                                                  1998               1997
                                                --------           ------

                  Golden Corral Corporation     $169,905           $167,318
                  Mid-America Corporation        109,880            109,880
                  IHOP Properties, Inc.          107,698                 -
                  Restaurant Management
                    Services, Inc.               100,683            140,860

         The following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures and the four properties held as tenants-in-common with affiliates), for at least one of the quarters ended March 31:

                                                1998               1997
                                              --------           ------

                  Golden Corral Family
                    Steakhouse Restaurants    $169,905           $167,318
                  Burger King                  113,955            127,708
                  IHOP                         107,698                 -
                  Denny's                       52,949             91,206

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

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
                     Quarters Ended March 31, 1998 and 1997


7.       Subsequent Event:

         In April 1998, the Partnership entered into a joint venture arrangement, Melbourne Joint Venture, with an affiliate of the Partnership which has the same general partners, to construct and hold one restaurant property, at a total cost of $1,052,552. The Partnership and its co-venture partner each have agreed to contribute approximately $526,276. The Partnership and its co-venture partner each expect to have a 50 percent interest in the profits and losses of the joint venture.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund VI, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 17, 1988, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 1998, the Partnership owned 39 Properties, including four Properties owned by joint ventures in which the Partnership is a co-venturer and four Properties owned with affiliates as tenants-in-common.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the quarters ended March 31, 1998 and 1997, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $861,169 and $878,213 for the quarters ended March 31, 1998 and 1997, respectively. The decrease in cash from operations for the quarter ended March 31, 1998, is primarily a result of changes in income and expenses, as described below in "Results of Operations" and changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the quarter ended March 31, 1998.

         In July 1997, the Partnership entered into a new lease for the Property in Greensburg, Indiana, with a new tenant to operate the Property as an Arby's restaurant. In connection therewith, the Partnership paid $125,000 in renovation costs, which had been incurred and accrued as construction costs payable at December 31, 1997.

         In January 1998, the Partnership used the net sales proceeds from the 1997 sale of several Properties to acquire a Property in Overland Park, Kansas, and a Property in Memphis, Tennessee, as tenants-in-common with affiliates of the general partners. In connection therewith, the Partnership and the affiliates entered into separate agreements whereby each co-venturer will share in the profits and losses of each Property in proportion to its applicable percentage interest. As of March 31, 1998, the Partnership owned a 34.74% and 46.2% interest in the Properties in Overland Park, Kansas, and Memphis, Tennessee, respectively.

         In January 1998, the Partnership sold its Property in Deland, Florida, to the tenant, for $1,250,000 and received net sales proceeds of $1,234,122, resulting in a gain of $345,122 for financial reporting purposes. This Property was originally acquired by the Partnership in October 1989 and had a cost of approximately $1,000,000, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $234,100 in excess of its original purchase price. As of March 31, 1998, the net sales proceeds of $1,234,617 plus accrued interest of $6,221 were being held in an interest-bearing escrow account pending the release of funds by the escrow agent to acquire an additional Property. The general partners believe that the transaction, or a portion thereof, relating to the sale of the Property in Deland, Florida, and the reinvestment of the proceeds will be structured to qualify as a like-kind exchange transaction for federal income tax purposes.

         In February  1998,  the  Partnership  sold its  Property in  Melbourne,
Florida, for $590,000 and received net sales proceeds of $552,910. Due to the fact that during 1997, the Partnership recorded an allowance for loss of $158,239 for this Property, no gain or loss was recognized for financial reporting purposes in February 1998, relating to the sale. In addition, in February 1998, the Partnership sold its Property in Liverpool, New York, for $157,500 and received net sales proceeds of $145,221. Due to the fact that in prior years the Partnership recorded an allowance for loss of $181,970 for this Property, no gain or loss was recognized for financial reporting purposes in February 1998, relating to the sale. The Partnership intends to reinvest the net sales proceeds from the sale of both Properties in additional Properties.

         In April 1998, the Partnership entered into a joint venture arrangement, Melbourne Joint Venture, with an affiliate of the Partnership which has the same general partners, to construct and hold one restaurant Property, at a total cost of $1,052,552. The Partnership and its co-venture partner each have agreed to contribute approximately $526,276. The Partnership and its co-venture partner each expect to have a 50 percent interest in the profits and losses of the joint venture.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At March 31, 1998, the Partnership had $1,695,158 invested in such short-term investments as compared to $1,614,759 at December 31, 1997. The funds remaining at March 31, 1998, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs and to acquire additional Properties.

         Total liabilities of the Partnership, including distributions payable, decreased to $868,728 at March 31, 1998, from $1,054,345 at December 31, 1997, primarily as the result of a decrease in construction costs payable as a result of the payment during the quarter ended March 31, 1998 of construction costs accrued at December 31, 1997, relating to the Partnership's Property in Greensburg, Indiana, as described above. The decrease in liabilities was also partially due to a decrease in rents paid in advance at March 31, 1998, as compared to December 31, 1997. The general partners believe the Partnership has sufficient cash on hand to meet the Partnership's current working capital needs.

         Based on cash from operations, the Partnership declared distributions to the limited partners of $787,500 for each of the quarters ended March 31, 1998 and 1997. This represents distributions for each applicable quarter of $11.25 per unit. No distributions were made to the general partners for the quarters ended March 31, 1998 and 1997. No amounts distributed to the limited partners for the quarters ended March 31, 1998 and 1997, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available to the limited partners on a quarterly basis.

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

Results of Operations

         During the quarter ended March 31, 1997, the Partnership and its consolidated joint venture, Caro Joint Venture, owned and leased 37 wholly owned Properties, and during the quarter ended March 31, 1998, the Partnership and Caro Joint Venture owned and leased 35 wholly owned Properties (including two Properties, one in each of Melbourne, Florida and Liverpool, New York, which were sold in February 1998 and one Property in Deland, Florida, which was sold in January 1998) to operators of fast-food and family-style restaurant chains. In connection therewith, the Partnership and Caro Joint Venture earned $756,260 and $784,475 during the quarters ended March 31, 1998 and 1997, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties. Rental and earned income decreased during the quarter ended March 31, 1998, as compared to the quarter ended March 31, 1997, primarily as a result of the sales during 1997 of the Properties in Whitehall, Michigan; Naples, Florida; Plattsmouth, Nebraska and Venice, Florida and the sales during 1998 of the Properties in Deland and Melbourne, Florida. During the quarter ended March 31, 1998, the decrease in rental income was partially offset by an increase, due to the reinvestment of the net sales proceeds from the 1996 sale of the Property in Dallas, Texas, in a Property in Marietta, Georgia, in February 1997 and the reinvestment of the net sales proceeds from the 1997 sales of the Properties in Venice and Naples, Florida in two Properties, one in each of Elgin, Illinois and Manassas, Virginia, in 1997.

         For the quarters ended March 31, 1998 and 1997, the Partnership also earned $32,390 and $18,936, respectively, in contingent rental income. The increase in contingent rental income during the quarter ended March 31, 1998, is primarily attributable to an increase in gross sales of certain restaurant Properties, the leases of which require the payment of contingent rent.

         During the quarters ended March 31, 1998 and 1997, the Partnership earned $36,676 and $15,283, respectively, in interest and other income. The increase in interest and other income during the quarter ended March 31, 1998, was partially attributable to interest earned on the net sales proceeds relating to the sale of the Properties in Deland and Melbourne, Florida, and Liverpool, New York, pending the reinvestment of the net sales proceeds in additional Properties. The increase was also partially attributable to the fact that the Partnership's consolidated joint venture recognized approximately $13,300 in other income, due to the fact that the tenant of the Property in Caro, Michigan, paid past due real estate taxes relating to the Property and the joint venture reversed such amounts during 1998 that it had previously accrued as payable during 1997.

         For the quarter ended March 31, 1997, the Partnership owned and leased three Properties indirectly through joint venture arrangements (including one Property in Show Low Joint Venture, which was sold in January 1997) and two Properties as tenants-in-common with an affiliate of the general partners. For the quarter ended March 31, 1998, the Partnership owned and leased three Properties indirectly through joint venture arrangements and four Properties as tenants-in-common with affiliates of the general partners. In connection therewith, during the quarters ended March 31, 1998 and 1997, the Partnership earned $56,496 and $148,728, respectively, attributable to net income earned by these joint ventures. The decrease in net income earned by joint ventures during the quarter ended March 31, 1998, as compared to the quarter ended March 31, 1997, is primarily attributable to the fact that in January 1997, Show Low Joint Venture, in which the Partnership owns a 36 percent interest, recognized a gain of approximately $360,000 for financial reporting purposes as a result of the sale of its Property in January 1997. Show Low Joint Venture reinvested the majority of the net sales proceeds in a replacement Property in June 1997. The decrease in net income earned by joint ventures during the quarter ended March 31, 1998, as compared to the quarter ended March 31, 1997, is partially offset by the fact that in December 1997, the Partnership reinvested the net sales proceeds it received from the 1997 sale of the Property in Yuma, Arizona in a Property in Vancouver, Washington, with affiliates of the general partners as tenants-in-common. In addition, the decrease in net income earned by joint ventures during the quarter ended March 31, 1998, as compared to the quarter ended March 31, 1997, is partially offset by the fact that in January 1998, the Partnership reinvested the net sales proceeds it received from the 1997 sales of the Properties in Whitehall, Michigan and Plattsmouth, Nebraska, in Properties in Overland Park, Kansas and Memphis, Tennessee, with affiliates of the general partners as tenants-in-common.

         During at least one of the quarters ended March 31, 1998 and 1997, four of the Partnership's lessees, Golden Corral Corporation, Restaurant Management Services, Inc., Mid-America Corporation and IHOP Properties, Inc., each contributed more than ten percent of the Partnership's total rental income (including rental income from the Partnership's consolidated joint venture and the Partnership's share of the rental income from the three Properties owned by unconsolidated joint ventures in which the Partnership is a co-venturer and four Properties owned with affiliates as tenants-in-common). As of March 31, 1998, Golden Corral Corporation was the lessee under leases relating to five restaurants, Restaurant Management Services, Inc. was the lessee under leases relating to seven restaurants, Mid-America Corporation was the lessee under leases relating to four restaurants and IHOP Properties, Inc. was the lessee under leases relating to four restaurants. It is anticipated that, based on the minimum annual rental payments required by the leases, these four lessees each will continue to contribute more than ten percent of the Partnership's total rental income during the remainder of 1998 and subsequent years. In addition, four Restaurant Chains, Golden Corral, Denny's, IHOP and Burger King, each accounted for more than ten percent of the Partnership's total rental income during at least one of the quarters ended March 31, 1998 and 1997 (including the Partnership's consolidated joint venture and the Partnership's share of the rental income from the Properties owned by unconsolidated joint ventures in which the Partnership is a co-venturer and Properties owned with affiliates as tenants-in-common). During the remainder of 1998 and in subsequent years, it is anticipated that Golden Corral, IHOP and Burger King each will continue to account for more than ten percent of the Partnership's total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income.

         Operating expenses, including depreciation and amortization expense, were $177,150 and $171,192 for the quarters ended March 31, 1998 and 1997, respectively. The increase in operating expenses during the quarter ended March 31, 1998, as compared to the quarter ended March 31, 1997, is primarily attributable to an increase in accounting and administrative expenses associated with operating the Partnership and its Properties. The increase in operating expenses was partially offset by a decrease in depreciation expense due to the sale of several Properties during 1997 and the sale of the Properties in Deland and Melbourne, Florida, and Liverpool, New York during 1998.

         As a result of the sale of the Property in Deland, Florida, as described above in "Liquidity and Capital Resources," the Partnership recognized a gain of $345,122 during the quarter ended March 31, 1998, for financial reporting purposes. No Properties were sold during the quarter ended March 31, 1997.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Inapplicable.

Item 5.           Other Information.  Inapplicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits - None.

                  (b) No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 12th day of May, 1998.


                            CNL INCOME FUND VI, LTD.

                            By:      CNL REALTY CORPORATION
                                     General Partner


                                     By:      /s/ James M. Seneff, Jr.
                                              ------------------------------
                                              JAMES M. SENEFF, JR.
                                              Chief Executive Officer
                                              (Principal Executive Officer)


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