Form 10-Q
period 1998-06-30
CNL INCOME FUND VI LTD
filed 1998-08-06
CIK 837986

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                         June 30,               December 31,
           ASSETS                          1998                     1997
                                       -----------              --------

Land and buildings on operating
  leases, less accumulated
  depreciation of $3,358,406
  and $3,327,334                       $18,787,524             $20,785,684
Net investment in direct
  financing leases                       3,958,994               4,708,841
Investment in joint ventures             3,869,197               1,130,139
Cash and cash equivalents                1,433,338               1,614,759
Restricted cash                            903,697                 709,227
Receivables, less allowance for
  doubtful accounts of $336,917
  and $363,410                              51,942                 157,989
Prepaid expenses                             9,154                   4,235
Lease costs, less accumulated
  amortization of $6,356 and
  $5,581                                    11,344                  12,119
Accrued rental income, less
  allowance for doubtful
  accounts of $9,697 in 1998
  and 1997                                 739,429                 843,345
Other assets                                26,731                  26,731
                                       -----------             -----------

                                       $29,791,350             $29,993,069
                                       ===========             ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                       $    15,519             $    14,138
Accrued construction costs payable              -                  125,000
Accrued and escrowed real estate
  taxes payable                             18,782                  38,025
Due to related parties                       4,267                  32,019
Distributions payable                      787,500                 787,500
Rents paid in advance                       29,269                  57,663
                                       -----------             -----------
    Total liabilities                      855,337               1,054,345

Minority interest                          147,995                 144,475

Partners' capital                       28,788,018              28,794,249
                                       -----------             -----------

                                       $29,791,350             $29,993,069
                                       ===========             ===========







            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                            Quarter Ended                      Six Months Ended
                                                              June 30,                           June 30,
                                                      1998           1997               1998             1997
                                                    --------       --------          ----------       ----------
Revenues:
  Rental income from
    operating leases                                $495,424       $646,799          $1,127,475       $1,286,360
  Earned income from direct
    financing leases                                 132,575        126,623             256,784          271,537
  Contingent rental income                             2,089          7,672              34,479           26,608
  Interest and other income                           31,006         17,982              67,682           33,265
                                                    --------       --------          ----------       ----------
                                                     661,094        799,076           1,486,420        1,617,770
                                                    --------       --------          ----------       ----------

Expenses:
  General operating and
    administrative                                    40,577         37,661              86,042           72,366
  Bad debt expense                                    12,854         13,102              12,854           13,102
  Professional services                               10,921          5,561              16,791           11,539
  Real estate taxes                                       -           7,432                  -             9,964
  State and other taxes                                  487            354              10,392            8,968
  Depreciation and
    amortization                                     114,143        122,968             230,053          242,331
                                                    --------       --------          ----------       ----------
                                                     178,982        187,078             356,132          358,270
                                                    --------       --------          ----------       ----------

Income Before Minority
  Interest in Loss (Income)
  of Consolidated Joint
  Venture, Equity in Earnings
  of Unconsolidated Joint
  Ventures, Gain on Sale
  of Land and Building and
  Provision for Loss on Land
  and Building                                       482,112        611,998           1,130,288        1,259,500

Minority Interest in Loss
  (Income) of Consolidated
  Joint Venture                                      (11,659)           225             (24,540)           4,068

Equity in Earnings of Uncon-
  solidated Joint Ventures                            61,403         20,628             117,899          169,356

Gain on Sale of Land and
  Building                                                -              -              345,122               -

Provision for Loss on Land
  and Building                                            -         (79,777)                 -           (79,777)
                                                    --------       --------          ----------       ----------

Net Income                                          $531,856       $553,074          $1,568,769       $1,353,147
                                                    ========       ========          ==========       ==========

Allocation of Net Income:
  General partners                                  $  5,318       $  5,799          $   13,806       $   13,800
  Limited partners                                   526,538        547,275           1,554,963        1,339,347
                                                    --------       --------          ----------       ----------

                                                    $531,856       $553,074          $1,568,769       $1,353,147
                                                    ========       ========          ==========       ==========

Net Income Per Limited
  Partner Unit                                      $   7.52       $   7.82          $    22.21        $    19.13
                                                    ========       ========          ==========        ==========

Weighted Average Number
  of Limited Partner Units
  Outstanding                                         70,000         70,000              70,000            70,000
                                                    ========       ========          ==========        ==========

            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                  Six Months Ended               Year Ended
                                      June 30,                  December 31,
                                        1998                        1997
                                  ----------------              --------

General partners:
  Beginning balance                $   229,363                   $   204,010
  Net income                            13,806                        25,353
                                   -----------                   -----------
                                       243,169                       229,363
                                   -----------                   -----------

Limited partners:
  Beginning balance                 28,564,886                    28,840,357
  Net income                         1,554,963                     2,874,529
  Distributions ($22.50 and
    $45.00 per limited partner
    unit, respectively)             (1,575,000)                   (3,150,000)
                                   -----------                   -----------
                                    28,544,849                    28,564,886
                                   -----------                   -----------

Total partners' capital            $28,788,018                   $28,794,249
                                   ===========                   ===========


            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                      Six Months Ended
                                                           June 30,
                                                   1998              1997
                                               -----------        ------------

Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating
      Activities                               $ 1,655,360        $ 1,613,640
                                               -----------        -----------

    Cash Flows from Investing
      Activities:
        Proceeds from sale of land
          and buildings                          2,832,253                 -
        Additions to land and build-
          ings on operating leases                (125,000)        (1,112,647)
        Investment in joint ventures            (2,740,640)                -
        Decrease (increase) in
          restricted cash                         (204,074)           977,017
        Payment of lease costs                      (3,300)            (3,300)
                                               -----------        -----------
            Net cash used in investing
              activities                          (240,761)          (138,930)
                                               -----------        -----------

    Cash Flows from Financing
      Activities:
        Distributions to limited
          partners                              (1,575,000)        (1,645,000)
        Distributions to holder
          of minority interest                     (21,020)            (4,228)
                                               -----------        -----------
            Net cash used in
              financing activities              (1,596,020)        (1,649,228)
                                               -----------        -----------


Net Decrease in Cash and Cash
  Equivalents                                     (181,421)          (174,518)

Cash and Cash Equivalents at
  Beginning of Period                            1,614,759          1,127,930
                                               -----------        -----------

Cash and Cash Equivalents at
  End of Period                                $ 1,433,338        $   953,412
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

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1998 and 1997


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 1998, may not be indicative of the results that may be expected for the year ending December 31, 1998. Amounts as of December 31, 1997, included in the financial statements, have been derived from audited financial statements as of that date.

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

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
              Quarters and Six Months Ended June 30, 1998 and 1997


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

         In June 1998, the Partnership sold its property in Bellevue, Nebraska, and received sales proceeds of $900,000. Due to the fact that during 1998, the Partnership wrote off $155,528 in accrued rental income, representing a portion of the accrued rental income that the Partnership had recognized since the inception of the lease relating to the straight-lining of future scheduled rent increases in accordance with generally accepted accounting principles, no gain or loss was recorded for financial reporting purposes in June 1998 relating to this sale. This property was originally acquired by the Partnership in December 1989 and had a cost of approximately $899,500, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the property for approximately $500 in excess of its original purchase price.

3.       Net Investment in Direct Financing Leases:

         In February and June 1998, the Partnership sold its properties in Melbourne, Florida and Bellevue, Nebraska, respectively, for which the building portions had been classified as direct financing leases. In connection therewith, the gross investments (minimum lease payments receivable and estimated residual values) and unearned income relating to these properties were removed from the accounts (see Note 2).

4.       Investment in Joint Ventures:

         In January 1998, the Partnership acquired a 34.74% interest and a 46.2% interest in a property in Overland Park, Kansas, and a property in Memphis, Tennessee, respectively, as tenants-in-common with affiliates of the general partners.

         In April 1998, the Partnership entered into a joint venture arrangement, Melbourne Joint Venture, with an affiliate of the Partnership which has the same general partners, to construct and hold one restaurant property. As of June 30, 1998, the Partnership and its co-venture partner had each contributed

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
              Quarters and Six Months Ended June 30, 1998 and 1997


4.       Investment in Joint Ventures - Continued:

         $236,535, to purchase land relating to the joint venture. The Partnership agreed to contribute approximately $289,700 in additional construction costs to the joint venture. The Partnership expects to have a 50 percent interest in the profits and losses of the joint venture.

         In June 1998, the Partnership acquired an 85.07% interest in a property in Fort Myers, Florida, as tenants-in-common with an affiliate of the general partners. The Partnership accounts for its investments in these properties using the equity method since the Partnership shares control with affiliates, and amounts relating to its investments are included in investment in joint ventures.

         Auburn Joint Venture, Show Low Joint Venture, Asheville Joint Venture, Melbourne Joint Venture and the Partnership and affiliates as tenants-in-common in five separate tenancy-in-common arrangements, each own and lease one property to an operator of national fast-food and family-style restaurants. The following presents the combined, condensed financial information for the joint ventures and the five properties held as tenants-in-common with affiliates at:

                                                   June 30,      December 31,
                                                     1998            1997

                  Land and buildings on
                    operating leases, less
                    accumulated depreciation      $7,124,498      $4,568,842
                  Net investment in direct
                    financing leases               3,344,203         911,559
                  Cash                                31,002           7,991
                  Receivables                         15,073          22,230
                  Accrued rental income              194,451         160,197
                  Other assets                           862             414
                  Liabilities                         27,269           7,557
                  Partners' capital               10,682,820       5,663,676
                  Revenues                           487,764         471,627
                  Gain on sale of land
                    and building                          -          488,372
                  Net income                         422,077         889,883

         The Partnership recognized income totalling $117,899 and $169,356 for the six months ended June 30, 1998 and 1997, respectively, from these joint ventures, $61,403 and $20,628 of which was earned during the quarters ended June 30, 1998 and 1997, respectively.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
              Quarters and Six Months Ended June 30, 1998 and 1997


5.       Restricted Cash:

         As of June 30, 1998, the net sales proceeds of $900,000 from the sale of the property in Bellevue, Nebraska, plus accrued interest of $3,697, were being held in an interest-bearing escrow account pending the release of funds by the escrow agent to acquire an additional property on behalf of the Partnership.

6.       Concentration of Credit Risk:

         The following schedule presents total rental and earned income from individual lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures and the properties held as tenants-in-common with affiliates), for at least one of the six month periods ended June 30:

                                                         1998           1997
                                                       --------       ------

                  Golden Corral Corporation            $342,950       $340,363
                  Restaurant Management
                    Services, Inc.                      221,994        262,125
                  Mid-America Corporation               219,760        219,760
                  IHOP Properties, Inc.                 214,063             -

         The following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures and the properties held as tenants-in-common with affiliates), for at least one of the six month periods ended June 30:

                                                1998               1997
                                              --------           ------

                  Golden Corral Family
                    Steakhouse Restaurants    $342,950           $340,363
                  Burger King                  227,910            260,851
                  IHOP                         214,063                 -

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
              Quarters and Six Months Ended June 30, 1998 and 1997


6.       Concentration of Credit Risk - Continued:

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund VI, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 17, 1988, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 1998, the Partnership owned 40 Properties, including five Properties owned by joint ventures in which the Partnership is a co-venturer and five Properties owned with affiliates as tenants-in-common.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the six months ended June 30, 1998 and 1997, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $1,655,360 and $1,613,640 for the six months ended June 30, 1998 and 1997, respectively. The increase in cash from operations for the six months ended June 30, 1998, is primarily a result of changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the six months ended June 30, 1998.

         In July 1997, the Partnership entered into a new lease for the Property in Greensburg, Indiana, with a new tenant to operate the Property as an Arby's restaurant. In connection therewith, the Partnership paid $125,000 during the six months ended June 30, 1998, in renovation costs, which had been incurred and accrued as construction costs payable at December 31, 1997.

         In January 1998, the Partnership used the net sales proceeds from the 1997 sale of several Properties to acquire a Property in Overland Park, Kansas, and a Property in Memphis, Tennessee, as tenants-in-common with affiliates of the general partners. In connection therewith, the Partnership and the affiliates entered into separate agreements whereby each co-venturer will share in the profits and losses of each Property in proportion to its applicable percentage interest. As of June 30, 1998, the Partnership owned a 34.74% and 46.2% interest in the Properties in Overland Park, Kansas, and Memphis, Tennessee, respectively.

         In January 1998, the Partnership sold its Property in Deland, Florida, to the tenant, for $1,250,000 and received net sales proceeds of $1,234,122, resulting in a gain of $345,122 for financial reporting purposes. This Property was originally acquired by the Partnership in October 1989 and had a cost of approximately $1,000,000, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $234,100 in excess of its original purchase price. In June 1998, the Partnership reinvested the net sales proceeds in a Property in Fort Myers, Florida, with an affiliate of the general partners as tenants-in-common. The general partners believe that the transaction, or a portion thereof, relating to the sale of the Property in Deland, Florida, and the reinvestment of the net sales proceeds, will qualify as a like-kind exchange transaction for federal income tax purposes. However, the Partnership will distribute amounts sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners), resulting from the sale.

         In February  1998,  the  Partnership  sold its  Property in  Melbourne,
Florida, for $590,000 and received net sales proceeds of $552,910. Due to the fact that during 1997, the Partnership recorded an allowance for loss of $158,239 for this Property, no gain or loss was recognized for financial reporting purposes in February 1998, relating to the sale. In April 1998, the Partnership reinvested a portion of the net sales proceeds in a joint venture arrangement, Melbourne Joint Venture, with an affiliate of the Partnership which has the same general partners, to construct and hold one restaurant Property. As of June 30, 1998, the Partnership and its co-venture partner had each contributed $236,535, to purchase land relating to the joint venture. The Partnership agreed to contribute approximately $289,700 in additional construction costs to the joint venture. The Partnership expects to have a 50 percent interest in the profits and losses of the joint venture.

         In addition, in February 1998, the Partnership sold its Property in Liverpool, New York, for $157,500 and received net sales proceeds of $145,221. Due to the fact that in prior years the Partnership recorded an allowance for loss of $181,970 for this Property, no gain or loss was recognized for financial reporting purposes in February 1998, relating to the sale. The Partnership intends to reinvest the net sales proceeds from the sale of this Property in an additional Property.

         In June 1998, the Partnership sold its Property in Bellevue, Nebraska, to a third party and received sales proceeds of $900,000. Due to the fact that during 1998 the Partnership wrote off $155,528 in accrued rental income, representing a portion of the accrued rental income that the Partnership had recognized since the inception of the lease relating to the straight-lining of future scheduled rent increases in accordance with generally accepted accounting principles, no gain or loss was recorded for financial reporting purposes in June 1998 relating to this sale. This Property was originally acquired by the Partnership in December 1989 and had a cost of approximately $899,500, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $500 in excess of its original purchase price. As of June 30, 1998, the net sales proceeds of $900,000 plus accrued interest of $3,697, were being held in an interest-bearing escrow account pending the release of funds by the escrow agent to acquire an additional Property.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At June 30, 1998, the Partnership had $1,433,338 invested in such short-term investments as compared to $1,614,759 at December 31, 1997. The decrease in cash and cash equivalents during the six months ended June 30, 1998, is primarily attributable to the payment of construction costs accrued at December 31, 1997, relating to the Partnership's Property located in Greensburg, Indiana, as described above. The funds remaining at June 30, 1998, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs and to acquire additional Properties.

         Total liabilities of the Partnership, including distributions payable, decreased to $855,337 at June 30, 1998, from $1,054,345 at December 31, 1997, primarily as the result of a decrease in construction costs payable as a result of the payment during the six months ended June 30, 1998 of construction costs accrued at December 31, 1997, relating to the Partnership's Property in Greensburg, Indiana, as described above. The decrease in liabilities was also partially due to a decrease in rents paid in advance at June 30, 1998, as compared to December 31, 1997. The general partners believe the Partnership has sufficient cash on hand to meet the Partnership's current working capital needs.

         Based on cash from operations, the Partnership declared distributions to the limited partners of $1,575,000 for each of the six months ended June 30, 1998 and 1997 ($787,500 for each of the quarters ended June 30, 1998 and 1997). This represents distributions for each applicable six months of $22.50 per unit ($11.25 per unit for each of the quarters ended June 30, 1998 and 1997). No distributions were made to the general partners for the quarters and six months ended June 30, 1998 and 1997. No amounts distributed to the limited partners for the six months ended June 30, 1998 and 1997, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available to the limited partners on a quarterly basis.

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

Results of Operations

         During the six months ended June 30, 1997, the Partnership and its consolidated joint venture, Caro Joint Venture, owned and leased 37 wholly owned Properties, and during the six months ended June 30, 1998, the Partnership and Caro Joint Venture owned and leased 35 wholly owned Properties (including four Properties which were sold in 1998) to operators of fast-food and family-style restaurant chains. In connection therewith, the Partnership and Caro Joint Venture earned $1,384,259 and $1,557,897 during the six months ended June 30, 1998 and 1997, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties, $627,999 and $773,422 of which was earned during the quarters ended June 30, 1998 and 1997, respectively. Rental and earned income decreased during the quarter and six months ended June 30, 1998, as compared to the quarter and six months ended June 30, 1997, primarily as a result of the sales during 1997 of four Properties and the sales during 1998 of four Properties. During the quarter and six months ended June 30, 1998, the decrease in rental income was partially offset by an increase in rental income, due to the reinvestment of the net sales proceeds from the 1996 sale of the Property in Dallas, Texas, in a Property in Marietta, Georgia, in February 1997 and the reinvestment of the net sales proceeds from the 1997 sales of two Properties in two additional Properties, one in each of Elgin, Illinois and Manassas, Virginia, in 1997.

         The decrease in rental and earned income for the quarter and six months ended June 30, 1998 was also partially offset by the fact that during the quarter and six months ended June 30, 1997, the Partnership increased its allowance for doubtful accounts for the Property located in Greensburg, Indiana, due to financial difficulties the tenant was experiencing. No such allowance was recorded during the quarter and six months ended June 30, 1998, due to the fact that in October 1997, a new tenant began operating this Property. In addition, the decrease in rental and earned income for the quarter and six months ended June 30, 1998 was partially offset by the fact that during the quarter and six months ended June 30, 1998, the Partnership's consolidated joint venture collected and recognized as income past due rental amounts for which the Partnership had previously established an allowance for doubtful accounts.

         During the six months ended June 30, 1998 and 1997, the Partnership earned $67,682 and $33,265, respectively, in interest and other income, $31,006 and $17,982 of which was earned during the quarters ended June 30, 1998 and 1997, respectively. The increase in interest and other income during the quarter and six months ended June 30, 1998, was partially attributable to interest earned on the net sales proceeds relating to the 1998 sales of four Properties pending the reinvestment in additional Properties. The increase during the six months ended June 30, 1998, was also partially attributable to the fact that during the six months ended June 30, 1998, the Partnership's consolidated joint venture recognized approximately $13,300 in other income due to the fact that the tenant of the Property in Caro, Michigan, paid past due real estate taxes relating to the Property and the consolidated joint venture reversed such amounts during 1998 which had been previously accrued as an expense during 1997.

         For the six months ended June 30, 1997, the Partnership owned and leased four Properties indirectly through joint venture arrangements (including one Property in Show Low Joint Venture, which was sold in January 1997) and two Properties as tenants-in-common with an affiliate of the general partners. For the six months ended June 30, 1998, the Partnership owned and leased four Properties indirectly through joint venture arrangements and five Properties as tenants-in-common with affiliates of the general partners. In connection therewith, during the six months ended June 30, 1998 and 1997, the Partnership earned $117,899 and $169,356, respectively, attributable to net income earned by these joint ventures, $61,403 and $20,628 of which was earned for the quarters ended June 30, 1998 and 1997, respectively. The decrease in net income earned by joint ventures during the six months ended June 30, 1998, as compared to the six months ended June 30, 1997, is primarily attributable to the fact that in January 1997, Show Low Joint Venture, in which the Partnership owns a 36 percent interest, recognized a gain of approximately $360,000 for financial reporting purposes as a result of the sale of its Property. Show Low Joint Venture reinvested the majority of the net sales proceeds in a replacement Property in June 1997. The decrease in net income earned by joint ventures during the six months ended June 30, 1998, as compared to the six months ended June 30, 1997, is partially offset by, and the increase in net income for the quarter ended June 30, 1998, as compared to the quarter ended June 30, 1997, is primarily due to the fact that in January 1998, the Partnership reinvested the net sales proceeds it received from the 1997 and 1998 sales of the Properties in Whitehall, Michigan; Plattsmouth, Nebraska and Deland, Florida, in additional Properties in Overland Park, Kansas; Memphis, Tennessee and Fort Myers, Florida, with affiliates of the general partners as tenants-in-common.

         During at least one of the six months ended June 30, 1998 and 1997, four of the Partnership's lessees, Golden Corral Corporation, Restaurant Management Services, Inc., Mid-America Corporation and IHOP Properties, Inc., each contributed more than ten percent of the Partnership's total rental income (including rental income from the Partnership's consolidated joint venture and the Partnership's share of the rental income from Properties owned by unconsolidated joint ventures in which the Partnership is a co-venturer and Properties owned with affiliates as tenants-in-common). As of June 30, 1998, Golden Corral Corporation was the lessee under leases relating to five restaurants, Restaurant Management Services, Inc. was the lessee under leases relating to seven restaurants and Mid-America Corporation and IHOP Properties, Inc., were each lessees under leases relating to four restaurants. It is anticipated that, based on the minimum annual rental payments required by the leases, these four lessees each will continue to contribute more than ten percent of the Partnership's total rental income during the remainder of 1998 and subsequent years. In addition, three Restaurant Chains, Golden Corral, IHOP and Burger King, each accounted for more than ten percent of the Partnership's total rental income during at least one of the six months ended June 30, 1998 and 1997 (including the Partnership's consolidated joint venture and the Partnership's share of the rental income from the Properties owned by unconsolidated joint ventures in which the Partnership is a co-venturer and Properties owned with affiliates as tenants-in-common). During the remainder of 1998 and in subsequent years, it is anticipated that these three Restaurant Chains each will continue to account for more than ten percent of the Partnership's total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income.

         Operating expenses, including depreciation and amortization expense, were $356,132 and $358,270 for the six months ended June 30, 1998 and 1997, respectively, $178,982 and $187,078 of which were incurred for the quarters ended June 30, 1998 and 1997. The decrease in operating expenses during the quarter ended June 30, 1998, as compared to the quarter ended June 30, 1997, was primarily due to a decrease in depreciation expense due to the sale of several Properties during 1997 and 1998.

         As a result of the sale of the Property in Deland, Florida, as described above in "Liquidity and Capital Resources," the Partnership recognized a gain of $345,122 during the six months ended June 30, 1998, for financial reporting purposes. No Properties were sold during the six months ended June 30, 1997.

         During the quarter and six months ended June 30, 1997, the Partnership established an allowance for loss on land and building for its Property in Whitehall, Michigan, in the amount of $79,777 for financial reporting purposes. The allowance represented the difference between (i) the Property's carrying value at June 30, 1997, plus the additional rental income (accrued rental income) that the Partnership had recognized since inception of the lease relating to the straight-lining of future scheduled rent increases minus (ii) the net realizable value of $629,888 received as net sales proceeds in conjunction with the sale of this property in July 1997. No such allowance was established during the quarter and six months ended June 30, 1998.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Inapplicable.

Item 5.           Other Information.  Inapplicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits - None.

                  (b) No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 4th day of August, 1998.


                            CNL INCOME FUND VI, LTD.

                            By:      CNL REALTY CORPORATION
                                     General Partner


                                     By:      /s/ James M. Seneff, Jr.
                                              -----------------------------
                                              JAMES M. SENEFF, JR.
                                              Chief Executive Officer
                                              (Principal Executive Officer)


                                     By:      /s/ Robert A. Bourne
                                              ----------------------------
                                              ROBERT A. BOURNE
                                              President and Treasurer
                                              (Principal Financial and
                                              Accounting Officer)