Form 10-Q
period 1998-09-30
CNL INCOME FUND VI LTD
filed 1998-11-12
CIK 837986

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998
             -------------------------------------------------------


                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to
              -----------------------------------------------------


                             Commission file number
                                     0-19144
                          ----------------------------


                            CNL Income Fund VI, Ltd.
       -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Florida                                   59-2922954
      (State of other jurisdiction                     (I.R.S. Employer
   of incorporation or organization)                  Identification No.)


          400 E. South Street
            Orlando, Florida                                 32801
(Address of principal executive offices)                  (Zip Code)


        Registrant's telephone number
        (including area code)                          (407) 650-1000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                                    CONTENTS




Part I                                                         Page

    Item 1.  Financial Statements:

       Condensed Balance Sheets                                1

       Condensed Statements of Income                          2

       Condensed Statements of Partners' Capital               3

       Condensed Statements of Cash Flows                      4

       Notes to Condensed Financial Statements                 5-9

    Item 2.  Management's Discussion and Analysis
                  of Financial Condition and
                  Results of Operations                        10-16


Part II

    Other Information                                          17

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                              September 30,            December 31,
                                                                                   1998                    1997
                                                                             -----------------       ------------------
                           ASSETS

Land and buildings on operating leases, less
    accumulated depreciation of $3,472,247
    and $3,327,334                                                                $18,673,683             $20,785,684
Net investment in direct financing leases                                           3,944,272               4,708,841
Investment in joint ventures                                                        4,848,127               1,130,139
Cash and cash equivalents                                                           1,353,864               1,614,759
Restricted cash                                                                            --                 709,227
Receivables, less allowance for doubtful
    accounts of $341,604 and $363,410                                                  31,765                 157,989
Prepaid expenses                                                                        4,463                   4,235
Lease costs, less accumulated
    amortization of $6,768 and $5,581                                                  10,932                  12,119
Accrued rental income, less allowance for
    doubtful accounts of $9,697 in 1998 and 1997                                      762,705                 843,345
Other assets                                                                           26,731                  26,731
                                                                             -----------------       -----------------

                                                                                  $29,656,542             $29,993,069
                                                                             =================       =================


                     LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                              $         9,130         $        14,138
Accrued construction costs payable                                                         --                 125,000
Accrued and escrowed real estate taxes payable                                         18,117                  38,025
Due to related parties                                                                  5,250                  32,019
Distributions payable                                                                 787,500                 787,500
Rents paid in advance                                                                  27,598                  57,663
                                                                             -----------------       -----------------
       Total liabilities                                                              847,595               1,054,345

Minority interest                                                                     143,546                 144,475

Partners' capital                                                                  28,665,401              28,794,249
                                                                             -----------------       -----------------

                                                                                  $29,656,542             $29,993,069
                                                                             =================       =================




                 See accompanying notes to financial statements.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                                Quarter Ended                  Nine Months Ended
                                                                September 30,                    September 30,
                                                             1998            1997            1998             1997
                                                         -------------    ------------    ------------     ------------
Revenues:
    Rental income from operating leases                    $  601,109      $  603,263      $1,884,112       $1,889,623
    Adjustments to accrued rental income                           --              --        (155,528 )             --
    Earned income from direct
       financing leases                                       106,936          98,328         363,720          369,865
    Contingent rental income                                    4,882           7,946          39,361           34,554
    Interest and other income                                  25,316          43,483          92,998           76,748
                                                         -------------    ------------     -----------     ------------
                                                              738,243         753,020       2,224,663        2,370,790
                                                         -------------    ------------     -----------     ------------

Expenses:
    General operating and administrative                       42,989          41,177         129,031          113,543
    Bad debt expense                                               --              --          12,854           13,102
    Professional services                                       6,494           6,030          23,285           17,569
    Real estate taxes                                              --           1,790              --           11,754
    State and other taxes                                          --              --          10,392            8,968
    Depreciation and amortization                             114,253         117,383         344,306          359,714
                                                         -------------    ------------     -----------     ------------
                                                              163,736         166,380         519,868          524,650
                                                         -------------    ------------     -----------     ------------

Income Before Minority Interest in Loss
    (Income) of Consolidated Joint Venture,
    Equity in Earnings of Unconsolidated
    Joint Ventures and Gain on Sale of Land
    and Buildings                                             574,507         586,640       1,704,795        1,846,140

Minority Interest in Loss (Income) of
    Consolidated Joint Venture                                 (4,133 )         1,715         (28,673 )          5,783

Equity in Earnings of Unconsolidated
    Joint Ventures                                             94,509          24,723         212,408          194,079

Gain on Sale of Land and Buildings                                 --         626,804         345,122          547,027
                                                         -------------    ------------     -----------     ------------

Net Income                                                $   664,883      $1,239,882      $2,233,652       $2,593,029
                                                         =============    ============     ===========     ============

Allocation of Net Income:
    General partners                                      $     6,649      $    7,692      $   20,455       $   21,492
    Limited partners                                          658,234       1,232,190       2,213,197        2,571,537
                                                         -------------    ------------     -----------     ------------

                                                          $   664,883      $1,239,882      $2,233,652       $2,593,029
                                                         =============    ============     ===========     ============

Net Income Per Limited Partner Unit                       $      9.40      $    17.60      $    31.62       $    36.74
                                                         =============    ============     ===========     ============

Weighted Average Number of Limited
    Partner Units Outstanding                                  70,000          70,000          70,000           70,000
                                                         =============    ============     ===========     ============

                 See accompanying notes to financial statements.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL



                                                 Nine Months Ended                Year Ended
                                                   September 30,                  December 31,
                                                        1998                         1997
                                             ---------------------------        ----------------
  General partners:
      Beginning balance                             $     229,363                $     204,010
      Net income                                           20,455                       25,353
                                                  ----------------              ---------------
                                                          249,818                      229,363
                                                  ----------------              ---------------
  Limited partners:
      Beginning balance                                28,564,886                   28,840,357
      Net income                                        2,213,197                    2,874,529
      Distributions ($33.75 and
         $45.00 per limited partner
         unit, respectively)                           (2,362,500 )                 (3,150,000 )
                                                  ----------------              ---------------
                                                       28,415,583                   28,564,886
                                                  ----------------              ---------------

  Total partners' capital                             $28,665,401                  $28,794,249
                                                  ================              ===============


                 See accompanying notes to financial statements.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                          Nine Months Ended
                                                                            September 30,
                                                                    1998                    1997
                                                                --------------          --------------
Increase (Decrease) in Cash and Cash
   Equivalents:

      Net Cash Provided by Operating Activities                  $  2,445,813            $  2,375,171
                                                               ---------------         ---------------

      Cash Flows from Investing Activities:
         Proceeds from sale of land and buildings                   2,832,253               4,003,985
         Additions to land and buildings on
             operating leases                                        (125,000 )            (1,112,647 )
         Investment in joint ventures                              (3,716,209 )                    --
         Return of capital from joint venture                              --                  69,997
         Decrease (increase) in restricted cash                       697,650              (2,400,061 )
         Payment of lease costs                                        (3,300 )                (3,300 )
                                                               ---------------         ---------------
                Net cash provided by (used in)
                   investing activities                              (314,606 )               557,974
                                                               ---------------         ---------------

      Cash Flows from Financing Activities:
         Distributions to limited partners                         (2,362,500 )            (2,432,500 )
         Distributions to holder of minority interest                 (29,602 )                (8,832 )
                                                               ---------------         ---------------
                Net cash used in financing activities              (2,392,102 )            (2,441,332 )
                                                               ---------------         ---------------

Net Increase (Decrease) in Cash and Cash Equivalents                 (260,895 )               491,813

Cash and Cash Equivalents at Beginning of Period                    1,614,759               1,127,930
                                                               ---------------         ---------------

Cash and Cash Equivalents at End of Period                       $  1,353,864          $  1,619,743
                                                               ===============         ===============

Supplemental Schedule of Non-Cash Financing
   Activities:

      Distributions declared and unpaid at end of period        $     787,500           $     787,500
                                                               ===============         ===============



                 See accompanying notes to financial statements.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 1998 and 1997


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 1998, may not be indicative of the results that may be expected for the year ending December 31, 1998. Amounts as of December 31, 1997, included in the financial statements, have been derived from audited financial statements as of that date.

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

         In May 1998, the Financial Accounting Standards Board reached a consensus in EITF 98-9, entitled "Accounting for Contingent Rent in the Interim Financial Periods." Adoption of this consensus did not have a material effect on the Partnership's financial position or results of operations.

2.       Land and Buildings:

         In January 1998, the Partnership sold its property in Deland, Florida, to the tenant for $1,250,000 and received net sales proceeds of $1,234,122, resulting in a gain of $345,122 for financial reporting purposes. This property was originally acquired by the Partnership in October 1989 and had a cost of approximately $1,000,000, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the property for approximately $234,100 in excess of its original purchase price.

         In February 1998, the Partnership sold its property in Melbourne, Florida, for $590,000 and received net sales proceeds of $552,910. Due to the fact that during 1997, the Partnership recorded an allowance for loss of $158,239 for this property, no gain or loss was recognized for financial reporting purposes in February 1998, relating to the sale.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine Months Ended September 30, 1998 and 1997


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

4.       Investment in Joint Ventures:

         In January 1998, the Partnership contributed $558,064 and $694,806 to acquire a 34.74% interest and a 46.2% interest, respectively, in a property in Overland Park, Kansas, and a property in Memphis, Tennessee, respectively, as tenants-in-common with affiliates of the general partners. In June 1998, the Partnership contributed $1,250,350 to acquire an 85.07% interest in a property in Fort Myers, Florida, as tenants-in-common with an affiliate of the general partners. The Partnership accounts for its investments in these properties using the equity method since the Partnership shares control with affiliates, and amounts relating to its investments are included in investment in joint ventures.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine Months Ended September 30, 1998 and 1997


4.       Investment in Joint Ventures - Continued:

         In April 1998, the Partnership entered into a joint venture arrangement, Melbourne Joint Venture, with an affiliate of the general partners, to construct and hold one restaurant property. As of September 30, 1998, the Partnership had contributed $314,011 to purchase land and pay construction costs relating to the property owned by the joint venture. The Partnership has agreed to contribute approximately $212,300 in additional construction costs to the joint venture. The Partnership will have an approximate 50 percent interest in the profits and losses of the joint venture. The Partnership accounts for its investment in this joint venture under the equity method since the Partnership shares control with the affiliate.

         In September 1998, the Partnership entered into a joint venture arrangement, Warren Joint Venture, with an affiliate of the general partners to hold one restaurant property. As of September 30, 1998, the Partnership had contributed $898,092 to the joint venture to acquire the restaurant property. As of September 30, 1998, the Partnership owned approximately a 64 percent interest in the profits and losses of the joint venture. The Partnership accounts for its investment in this joint venture under the equity method since the Partnership shares control with the affiliate.

         Auburn Joint Venture, Show Low Joint Venture, Asheville Joint Venture, Melbourne Joint Venture, Warren Joint Venture and the Partnership and affiliates as tenants-in-common in five separate tenancy-in-common arrangements, each own and lease one

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine Months Ended September 30, 1998 and 1997

4.       Investment in Joint Ventures - Continued:

         property to an operator of national fast-food and family-style restaurants. The following presents the combined, condensed financial information for the joint ventures and the five properties held as tenants-in-common with affiliates at:

                                                       September 30,           December 31,
                                                            1998                   1997
                                                     -------------------    -------------------
                   Land and buildings on
                       operating leases, less
                       accumulated depreciation           $  8,793,422           $  4,568,842
                   Net investment in direct
                       financing leases                      3,338,134                911,559
                   Cash                                         31,598                  7,991
                   Receivables                                  20,370                 22,230
                   Accrued rental income                       215,813                160,197
                   Other assets                                  1,178                    414
                   Liabilities                                 181,530                  7,557
                   Partners' capital                        12,218,985              5,663,676
                   Revenues                                    771,965                471,627
                   Gain on sale of land
                       and building                                 --                488,372
                   Net income                                  672,525                889,883

         The Partnership recognized income totalling $212,048 and $194,079 for the nine months ended September 30, 1998 and 1997, respectively, from these joint ventures, $94,509 and $24,723 of which was earned during the quarters ended September 30, 1998 and 1997, respectively.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine Months Ended September 30, 1998 and 1997


6.       Concentration of Credit Risk:

         The following schedule presents total rental and earned income from individual lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures and the properties held as tenants-in-common with affiliates), for at least one of the nine month periods ended September 30:

                                                     1998            1997
                                                 -------------   -------------

                    Golden Corral Corporation        $515,995        $513,408
                    Mid-America Corporation           329,639         329,639
                    IHOP Properties, Inc.             325,863              --
                    Restaurant Management
                        Services, Inc.                312,956         376,597

         The following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures and the properties held as tenants-in-common with affiliates), for at least one of the nine month periods ended September 30:

                                                     1998            1997
                                                 -------------   -------------

                    Golden Corral Family
                        Steakhouse Restaurants       $515,995        $513,408
                    Burger King                       341,006         382,532
                    IHOP                              325,863              --

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund VI, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 17, 1988, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 1998, the Partnership owned 41 Properties, which included six Properties owned by joint ventures in which the Partnership is a co-venturer and five Properties owned with affiliates as tenants-in-common.

Liquidity and Capital Resources

         During the nine months ended September 30, 1998 and 1997, the Partnership generated cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses) of $2,445,813 and $2,375,171. The increase in cash from operations for the nine months ended September 30, 1998, is primarily a result of changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the nine months ended September 30, 1998.

         In July 1997, the Partnership entered into a new lease for the Property in Greensburg, Indiana, with a new tenant to operate the Property as an Arby's restaurant. In connection therewith, the Partnership paid $125,000 during the nine months ended September 30, 1998, in renovation costs, which had been incurred and accrued as construction costs payable at December 31, 1997.

         In January 1998, the Partnership used the net sales proceeds from the 1997 sale of several Properties to acquire a Property in Overland Park, Kansas, and a Property in Memphis, Tennessee, as tenants-in-common with affiliates of the general partners. In connection therewith, the Partnership and the affiliates entered into separate agreements whereby each co-venturer will share in the profits and losses of each Property in proportion to its applicable percentage interest. As of September 30, 1998, the Partnership had contributed $558,064 and $694,806 to own a 34.74% and 46.2% interest, respectively, in the Properties in Overland Park, Kansas, and Memphis, Tennessee, respectively.

         In January 1998, the Partnership sold its Property in Deland, Florida, to the tenant, for $1,250,000 and received net sales proceeds of $1,234,122, resulting in a gain of $345,122 for financial reporting purposes. This Property was originally acquired by the Partnership in October 1989 and had a cost of approximately $1,000,000, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $234,100 in excess of its original purchase price. In June 1998, the Partnership reinvested $1,250,350 of the net sales proceeds in a Property in Fort Myers, Florida, with an affiliate of the general partners as tenants-in-common. The general partners believe that the transaction, or a portion thereof, relating to the sale of the Property in Deland, Florida, and the reinvestment of the net sales proceeds, will qualify as a like-kind exchange transaction for federal income tax purposes. However, the Partnership will distribute amounts sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners), resulting from the sale.

         In February  1998,  the  Partnership  sold its  Property in  Melbourne,
Florida, for $590,000 and received net sales proceeds of $552,910. Due to the fact that during 1997, the Partnership recorded an allowance for loss of $158,239 for this Property, no gain or loss was recognized for financial reporting purposes in February 1998, relating to the sale. In April 1998, the Partnership contributed a portion of the net sales proceeds in Melbourne Joint Venture, with an affiliate of the general partners, to construct and hold one restaurant Property. As of September 30, 1998, the Partnership had contributed $314,011 to purchase land and pay construction costs relating to the property owned by the joint venture. The Partnership has agreed to contribute approximately $212,300 in additional construction costs to the joint venture. The Partnership expects to have a 50 percent interest in the profits and losses of the joint venture.

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

         In June 1998, the Partnership sold its Property in Bellevue, Nebraska, to a third party and received sales proceeds of $900,000. Due to the fact that during 1998 the Partnership wrote off $155,528 in accrued rental income, representing a portion of the accrued rental income that the Partnership had recognized since the inception of the lease relating to the straight-lining of future scheduled rent increases in accordance with generally accepted accounting principles, no gain or loss was recorded for financial reporting purposes in June 1998 relating to this sale. This Property was originally acquired by the Partnership in December 1989 and had a cost of approximately $899,500, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $500 in excess of its original purchase price. In September 1998, the Partnership contributed $898,094 of the net sales proceeds in Warren Joint Venture. The Partnership has an approximate 64 percent interest in the profits and losses of Warren Joint Venture and the remaining interest in this joint venture is held by an affiliate of the general partners.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At September 30, 1998, the Partnership had $1,353,864 invested in such short-term investments as compared to $1,614,759 at December 31, 1997. The decrease in cash and cash equivalents during the nine months ended September 30, 1998, is primarily attributable to the payment of construction costs accrued at December 31, 1997, relating to the Partnership's Property located in Greensburg, Indiana, as described above. The funds remaining at September 30, 1998, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs and to acquire additional Properties.

         Total liabilities of the Partnership, including distributions payable, decreased to $847,595 at September 30, 1998, from $1,054,345 at December 31, 1997, primarily as the result of a decrease in construction costs payable as a result of the payment during the nine months ended September 30, 1998 of construction costs accrued at December 31, 1997, relating to the Partnership's Property in Greensburg, Indiana, as described above. The decrease in liabilities was also partially due to a decrease in rents paid in advance and amounts due to related parties at September 30, 1998, as compared to December 31, 1997. The general partners believe the Partnership has sufficient cash on hand to meet the Partnership's current working capital needs.

         Based on cash from operations, the Partnership declared distributions to the limited partners of $2,362,500 for each of the nine months ended September 30, 1998 and 1997 ($787,500 for each of the quarters ended September 30, 1998 and 1997). This represents distributions for each applicable nine months of $33.75 per unit ($11.25 per unit for each of the quarters ended September 30, 1998 and 1997). No distributions were made to the general partners for the quarters and nine months ended September 30, 1998 and 1997. No amounts distributed to the limited partners for the nine months ended September 30, 1998 and 1997, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available to the limited partners on a quarterly basis.

         The general partners have been informed by CNL American Properties Fund, Inc. ("APF"), an affiliate of the general partners, that it intends to significantly increase its asset base by proposing to acquire affiliates of the general partners which have similar restaurant property portfolios, including the Partnership. APF is a real estate investment trust whose primary business is the ownership of restaurant properties leased on a long-term, "triple-net" basis to operators of national and regional restaurant chains. Accordingly, the general partners anticipate that APF will make an offer to acquire the Partnership in exchange for securities of APF. The general partners have recently retained financial and legal advisors to assist them in evaluating and negotiating any offer that may be proposed by APF. However, at this time, APF has made no such offer. In the event that an offer is made, the general partners will evaluate it and if the general partners believe that the offer is worth pursuing, the general partners will promptly inform the limited partners. Any agreement to sell the Partnership would be subject to the approval of the limited partners in accordance with the terms of the partnership agreement.

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

Results of Operations

         During the nine months ended September 30, 1997, the Partnership and its consolidated joint venture, Caro Joint Venture, owned and leased 38 wholly owned Properties (including four Properties which were sold in 1997), and during the nine months ended September 30, 1998, the Partnership and Caro Joint Venture owned and leased 35 wholly owned Properties (including four Properties which were sold in 1998) to operators of fast-food and family-style restaurant chains. In connection therewith, the Partnership and Caro Joint Venture earned $2,092,304 and $2,259,488 during the nine months ended September 30, 1998 and 1997, respectively, in rental income from operating leases (net of adjustments to accrued rental income) and earned income from direct financing leases from these Properties, $708,045 and $701,591 of which was earned during the quarters ended September 30, 1998 and 1997, respectively. The decrease in rental and earned income for the nine months ended September 30, 1998 was partially due to a decrease in rental and earned income as a result of the sales of four Properties during 1997 and the sales of four Properties during 1998. During the nine months ended September 30, 1998, the decrease in rental income was partially offset by an increase in rental income, due to the reinvestment of the net sales proceeds from the 1996 sale of the Property in Dallas, Texas, in a Property in Marietta, Georgia, in February 1997 and the reinvestment of the net sales proceeds from the 1997 sales of two Properties in two additional Properties, one in each of Elgin, Illinois and Manassas, Virginia, in 1997.

         The decrease in rental and earned income for the nine months ended September 30, 1998 was partially offset by an increase in rental income due to the fact that during the nine months ended September 30, 1997, the Partnership increased its allowance for doubtful accounts for the Property located in Greensburg, Indiana, due to financial difficulties the tenant was experiencing. No such allowance was recorded during the nine months ended September 30, 1998, due to the fact that in October 1997 a new tenant began operating this Property for which rent commenced in October 1997. In addition, the decrease in rental and earned income for the nine months ended September 30, 1998 was partially offset by the fact that during the nine months ended September 30, 1998, the Partnership's consolidated joint venture collected and recognized as income past due rental amounts for which the Partnership had previously established an allowance for doubtful accounts.

         For the nine months ended September 30, 1997, the Partnership owned and leased four Properties indirectly through joint venture arrangements (including one Property in Show Low Joint Venture, which was sold in January 1997) and two Properties as tenants-in-common with an affiliate of the general partners. For the nine months ended September 30, 1998, the Partnership owned and leased five Properties indirectly through joint venture arrangements and five Properties as tenants-in-common with affiliates of the general partners. In connection therewith, during the nine months ended September 30, 1998 and 1997, the Partnership earned $212,408 and $194,079, respectively, attributable to net income earned by these joint ventures,

$94,509 and $24,723 of which was earned for the quarters ended September 30, 1998 and 1997, respectively. The increase in net income earned by joint ventures during the quarter and nine months ended September 30, 1998, as compared to the quarter and nine months ended September 30, 1997, is primarily due to the fact that in 1998, the Partnership reinvested the net sales proceeds it received from the 1997 and 1998 sales of the Properties in Whitehall, Michigan; Plattsmouth, Nebraska and Deland, Florida, in additional Properties in Overland Park, Kansas; Memphis, Tennessee and Fort Myers, Florida, with affiliates of the general partners as tenants-in-common. The increase in net income earned by joint ventures during the nine months ended September 30, 1998, as compared to the nine months ended September 30, 1997, is partially offset by the fact that in January 1997, Show Low Joint Venture, in which the Partnership owns a 36 percent interest, recognized a gain of approximately $360,000 for financial reporting purposes as a result of the sale of its Property. Show Low Joint Venture reinvested the majority of the net sales proceeds in a replacement Property in June 1997.

         During at least one of the nine months ended September 30, 1998 and 1997, four of the Partnership's lessees, Golden Corral Corporation, Restaurant Management Services, Inc., Mid-America Corporation and IHOP Properties, Inc., each contributed more than ten percent of the Partnership's total rental income (including rental income from the Partnership's consolidated joint venture and the Partnership's share of the rental income from Properties owned by unconsolidated joint ventures in which the Partnership is a co-venturer and Properties owned with affiliates as tenants-in-common). As of September 30, 1998, Golden Corral Corporation and IHOP Properties Inc., were each lessees under leases relating to five restaurants, Restaurant Management Services, Inc. was the lessee under leases relating to seven restaurants and Mid-America Corporation was the lessee under leases relating to four restaurants. It is anticipated that, based on the minimum annual rental payments required by the leases, these four lessees each will continue to contribute more than ten percent of the Partnership's total rental income during the remainder of 1998 and subsequent years. In addition, three Restaurant Chains, Golden Corral Family Steakhouse Restaurants, IHOP and Burger King, each accounted for more than ten percent of the Partnership's total rental income during at least one of the nine months ended September 30, 1998 and 1997 (including the Partnership's consolidated joint venture and the Partnership's share of the rental income from the Properties owned by unconsolidated joint ventures in which the Partnership is a co-venturer and Properties owned with affiliates as tenants-in-common). During the remainder of 1998 and in subsequent years, it is anticipated that these three Restaurant Chains each will continue to account for more than ten percent of the Partnership's total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income.

         Operating expenses, including depreciation and amortization expense, were $519,868 and $524,650 for the nine months ended September 30, 1998 and 1997, respectively, $163,736 and $166,380 of which were incurred for the quarters ended September 30, 1998 and 1997.

         As a result of the sale of the Property in Deland, Florida, as described above in "Liquidity and Capital Resources," the Partnership recognized a gain of $345,122 during the nine months ended September 30, 1998, for financial reporting purposes. As a result of the sales of the Properties in Naples, Florida; Plattsmouth, Nebraska, and Venice, Florida, the Partnership recognized a gain of $626,804 during the quarter and nine months ended September 30, 1997, for financial reporting purposes. The gain for the nine months ended September 30, 1997, was partially offset by a loss of $79,777 for financial reporting purposes, resulting from the July 1997 sale of the Property in Whitehall, Michigan.

         In May 1998, the Financial Accounting Standards Board reached a consensus in EITF 98-9, entitled "Accounting for Contingent Rent in the Interim Financial Periods." Adoption of this consensus did not have a material effect on the Partnership's financial position or results of operations.

         The Year 2000 problem is the result of information technology systems and embedded systems (products which are made with microprocessor (computer) chips such as HVAC systems, physical security systems and elevators) using a two-digit format, as opposed to four digits, to indicate the year. Such information technology and embedded systems may be unable to properly recognize and process date-sensitive information beginning January 1, 2000.

         The Partnership does not have any information technology systems. Affiliates of the general partners provide all services requiring the use of information technology systems pursuant to a management agreement with the Partnership. The maintenance of embedded systems, if any, at the Partnership's properties is the responsibility of the tenants of the properties in accordance with the terms of the Partnership's leases. The general partners and affiliates have established a team dedicated to reviewing the internal information technology systems used in the operation of the Partnership, and the information technology and embedded systems and the Year 2000 compliance plans of the Partnership's tenants, significant suppliers, financial institutions and transfer agent.

         The information technology infrastructure of the affiliates of the general partners consists of a network of personal computers and servers that were obtained from major suppliers. The affiliates utilize various administrative and financial software applications on that infrastructure to perform the business functions of the Partnership. The inability of the general partners and affiliates to identify and timely correct material Year 2000 deficiencies in the software and/or infrastructure could result in an interruption in, or failure of, certain of the Partnership's business activities or operations. Accordingly, the general partners and affiliates have requested and are evaluating documentation from the suppliers of the affiliates regarding the Year 2000 compliance of their products that are used in the business activities or operations of the Partnership. The costs expected to be incurred by the general partners and affiliates to become Year 2000 compliant will be incurred by the general partners and affiliates; therefore, these costs will have no impact on the Partnership's financial position or results of operations.

         The Partnership has material third party relationships with its tenants, financial institutions and transfer agent. The Partnership depends on its tenants for rents and cash flows, its financial institutions for availability of cash and its transfer agent to maintain and track investor information. If any of these third parties are unable to meet their obligations to the Partnership because of the Year 2000 deficiencies, such a failure may have a material impact on the Partnership. Accordingly, the general partners have requested and are evaluating documentation from the Partnership's tenants, financial institutions, and transfer agent relating to their Year 2000 compliance plans. At this time, the general partners have not yet received sufficient certifications to be assured that the tenants, financial institutions, and transfer agent have fully considered and mitigated any potential material impact of the Year 2000 deficiencies. Therefore, the general partners do not, at this time, know of the potential costs to the Partnership of any adverse impact or effect of any Year 2000 deficiencies by these third parties.

         The general partners currently expect that all year 2000 compliance testing and any necessary remedial measures on the information technology systems used in the business activities and operations of the Partnership will be completed prior to June 30, 1999. Based on the progress the general partners and affiliates have made in identifying and addressing the Partnership's Year 2000 issues and the plan and timeline to complete the compliance program, the general partners do not foresee significant risks associated with the Partnership's Year 2000 compliance at this time. Because the general partners and affiliates are still evaluating the status of the systems used in business activities and operations of the Partnership and the systems of the third parties with which the Partnership conducts its business, the general partners have not yet developed a comprehensive contingency plan and are unable to identify "the most reasonably likely worst case scenario" at this time. As the general partners identify significant risks related to the Partnership's Year 2000 compliance or if the Partnership's Year 2000 compliance program's progress deviates substantially from the anticipated timeline, the general partners will develop appropriate contingency plans.

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

Item 4.          Submission of Matters to a Vote of Security Holders.

                      Inapplicable.

Item 5.          Other Information.  Inapplicable.

Item 6.          Exhibits and Reports on Form 8-K.

                 (a)  Exhibits - None.

                 (b) No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  DATED this 10th day of November, 1998.


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