Form 10-K405
period 1998-12-31
CNL INCOME FUND VI LTD
filed 1999-03-31
CIK 837986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

(Mark One)

 [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                   For the fiscal year ended December 31, 1998

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

       Registrant's telephone number, including area code: (407) 650-1000

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         Aggregate market value of the voting stock held by nonaffiliates of the registrant: The registrant registered an offering of 70,000 units of limited partnership interest (the "Units") on Form S-11 under the Securities Act of 1933, as amended. Since no established market for such Units exists, there is no market value for such Units. Each Unit was originally sold at $500 per Unit.

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

         The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of selected national and regional fast-food and family-style restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $30,975,000, and were used to acquire 42 Properties, including interests in four Properties owned by joint ventures in which the Partnership is a co-venturer. During the year ended December 31, 1994, the Partnership sold its Properties in Batesville and Heber Springs, Arkansas, to the tenant and reinvested the net sales proceeds in a Jack in the Box Property in Dallas, Texas, and a Jack in the Box Property in Yuma, Arizona, which is owned as tenants-in-common with an affiliate of the General Partners. In addition, during the year ended December 31, 1995, the Partnership sold its Property in Little Canada, Minnesota, and reinvested the majority of the net sales proceeds in a Denny's Property in Broken Arrow, Oklahoma. During the year ended December 31, 1996, the Partnership reinvested the remaining net sales proceeds from the sale of the Property in Little Canada, Minnesota, in a
Property located in Clinton, North Carolina, with affiliates of the General Partners as tenants-in-common. Also, during the year ended December 31, 1996, the Partnership sold its Property in Dallas, Texas. During the year ended December 31, 1997, the Partnership reinvested the net sales proceeds from the sale of the Property in Dallas, Texas, in a Bertucci's Property located in Marietta, Georgia. In addition, during 1997, the Partnership sold its Properties in Plattsmouth, Nebraska; Venice, Florida; Naples, Florida, and Whitehall, Michigan, and the Property in Yuma, Arizona, which was held as tenants-in-common with an affiliate of the General Partners, and reinvested a portion of these net sales proceeds in two IHOP Properties, one in each of Elgin, Illinois, and Manassas, Virginia, and in a Property in Vancouver, Washington, as tenants-in-common with affiliates of the General Partners. In addition, Show Low Joint Venture, a joint venture in which the Partnership is a co-venturer with an affiliate of the General Partners, sold its Property in Show Low, Arizona. The joint venture reinvested the net sales proceeds in a Property in Greensboro, North Carolina. During 1998, the Partnership reinvested the net sales proceeds from the sales of the Properties in Whitehall, Michigan and Plattsmouth, Nebraska in one Property in Overland Park, Kansas and one Property in Memphis, Tennessee, as tenants-in-common, with affiliates of the General Partners. In addition, in 1998, the Partnership sold its Property in Deland, Florida, Liverpool, New York, Melbourne, Florida, and Bellevue, Nebraska. The Partnership reinvested the net sales proceeds from the sales of the Property in Deland, Florida in one Property in Fort Myers, Florida, as tenants-in-common, with an affiliate of the General Partners and the Partnership reinvested the net sales proceeds from the sales of the Properties in Melbourne, Florida and Bellevue, Nebraska in two joint ventures, Warren Joint Venture and Melbourne Joint
Venture, respectively, to each purchase and hold one restaurant Property. Generally, the Properties are leased on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As a result of the above transactions, as of December 31, 1998, the Partnership owned 42 Properties, including interests in six Properties owned by joint ventures in which the Partnership is a co-venturer and five Properties owned with affiliates as tenants-in-common.

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). APF is a real estate investment trust whose primary business is the ownership of restaurant properties leased on a long-term, "triple-net" basis to operators of national and regional restaurant chains. APF has agreed to issue shares of its common stock, par value $0.01 per share (the "APF Shares"), as consideration for the Merger. At a special meeting of the partners that is expected to be held in the third quarter of 1999, Limited Partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the Limited Partners at the special meeting approve the Merger, APF will own the Properties and other assets of the Partnership. See Item 8. Financial Statements and Supplementary Data -- Note 12. Subsequent Event.

         In the event that the General Partners vote against the Merger, the Partnership will hold its Properties until the General Partners determine that the sale or other disposition of the Properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell Properties, the General Partners will consider factors such as potential capital appreciation, net cash flow and federal income tax considerations. Certain lessees also have been granted options to purchase Properties, generally at the Property's then fair market value after a specified portion of the lease term has elapsed. The Partnership has no obligation to sell all or any portion of a Property at any particular time, except as may be required under property or joint venture purchase options granted to certain lessees.

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership, the joint ventures in which the Partnership is a co-venturer and the properties owned with affiliates as tenants-in-common provide for initial terms, ranging from five to 20 years (the average being 18 years), and expire between 2003 and 2018. All leases are on a triple-net basis, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $30,000 to $222,800. Generally, the leases provide for percentage rent based on sales in excess of a specified amount. In addition, some of the leases provide that, commencing in the fourth to sixth lease year, the percentage rent will be an amount equal to the greater of the percentage rent calculated under the lease formula or a specified percentage (ranging from one to five percent) of the purchase price or gross sales.

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

         During 1998, the lease relating to the Church's Property in Gainesville, Florida was amended to provide for rent reductions effective July 1997 through June 2002, at which time the rental payments will revert back to the original agreement.

Major Tenants

         During 1998, four lessees of the Partnership and its consolidated joint venture, Golden Corral Corporation, Restaurant Management Services, Inc., Mid-America Corporation, and IHOP Properties Inc., each contributed more than ten percent of the Partnership's total rental income (including rental income from the Partnership's consolidated joint venture in which the Partnership is a co-venturer and the Partnership's share of the rental income from the five properties owned by unconsolidated joint venturers and five Properties owned with affiliates as tenants-in-common). As of December 31, 1998, Golden Corral Corporation was the lessee under leases relating to five restaurants, Restaurant Management Services, Inc. was the lessee under leases relating to seven restaurants, Mid-America Corporation was the lessee under leases relating to four restaurants, and IHOP Properties Inc. was the lessee under leases relating to five restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these four lessees each will continue to contribute more than ten percent of the Partnership's total rental income in 1999. In addition, three Restaurant Chains, Golden Corral Family Steakhouse Restaurants ("Golden Corral"), Burger King and IHOP, each accounted for more than ten percent of the Partnership's total rental income in 1998 (including the Partnership's consolidated joint venture and the Partnership's share of the rental income from the five Properties owned by unconsolidated joint ventures in which the Partnership is a co-venturer and five Properties owned with affiliates as tenants-in-common). In 1999, it is anticipated that these three Restaurant Chains each will continue to account for more than ten percent of the Partnership's total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner. No single tenant or group of affiliated tenants lease Properties with an aggregate carrying value, excluding acquisition fees and certain acquisition expenses, in excess of 20 percent of the total assets of the Partnership.

Joint Venture Arrangements

         The Partnership has entered into a joint venture arrangement, Caro Joint Venture, with an unaffiliated entity to purchase and hold one Property. In addition, the Partnership has entered into five separate joint venture arrangements, Auburn Joint Venture, Show Low Joint Venture, Asheville Joint Venture, Melbourne Joint Venture, and Warren Joint Venture, with affiliates of the General Partners, to purchase and hold five Properties through such joint ventures. The joint venture arrangements provide for the Partnership and its joint venture partners to share in all costs and benefits associated with the joint venture in accordance with their respective percentage interests in the joint venture. The Partnership and its joint venture partners are jointly and severally liable for all debts, obligations and other liabilities of each joint venture.

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

         The Partnership has management control of Caro Joint Venture and shares management control equally with affiliates of the General Partners for Auburn Joint Venture, Show Low Joint Venture, Asheville Joint Venture, Melbourne Joint Venture, and Warren Joint Venture. The joint venture agreements restrict each venturer's ability to sell, transfer or assign its joint venture interest without first offering it for sale to its joint venture partner, either upon such terms and conditions as to which the venturers may agree or, in the event the venturers cannot agree, on the same terms and conditions as any offer from a third party to purchase such joint venture interest.

         Net cash flow from operations of Auburn Joint Venture, Show Low Joint Venture, Caro Joint Venture, Asheville Joint Venture, Melbourne Joint Venture, and Warren Joint Venture is distributed 3.9%, 36.0%, 66.14%, 14.46%, 50 percent and 64.29%, respectively, to the Partnership and the balance is distributed to each of the other joint venture partners in accordance with its respective percentage interest in the joint venture. Any liquidation proceeds, after paying joint venture debts and liabilities and funding reserves for contingent liabilities, will be distributed first to the joint venture partners with positive capital account balances in proportion to such balances until such balances equal zero, and thereafter in proportion to each joint venture partner's percentage interest in the joint venture.

         The Partnership has also entered into agreements to hold a Property in Vancouver, Washington and a Property in Clinton Tennessee, as tenants-in-common with affiliates of the General Partners. The agreement provides for the Partnership and the affiliate to share in the profits and losses of each Property in proportion to each co-venturer's percentage interest. The Partnership owns a 23.04% and 18 percent interest in the Property in Vancouver, Washington and a Property in Clinton, Tennessee, respectively.

         During January 1998, the Partnership entered agreements to hold an IHOP Property in Overland Park, Kansas and an IHOP Property in Memphis, Tennessee, as tenants-in-common, with affiliates of the General Partners. The agreements provide for the Partnership and the affiliates to share in the profits and losses of the Properties and net cash flow from the Properties, in proportion to each co-venturer's percentage interest. The Partnership owns a 34.74% and 46.2% interest in the Properties in Overland Park, Kansas and Memphis, Tennessee, respectively.

         In addition, during 1998, the Partnership entered into an agreement to hold a Bennigan's Property in Ft. Myers, Florida, as tenants-in-common, with affiliates of the General Partners. The agreement provides for the Partnership and the affiliates to share in the profits and losses of the Property and net cash flow from the Properties, in proportion to each co-venturer's percentage interest. The Partnership owns an 85% interest in the Property in Ft. Myers, Florida.

Certain Management Services

         CNL Fund Advisors, Inc., an affiliate of the General Partners, provides certain services relating to management of the Partnership and its Properties pursuant to a management agreement with the Partnership. Under this agreement, CNL Fund Advisors, Inc. is responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the
Partnership  in  responding  to  tenant  inquiries  and  notices  and  providing information  to  the  Partnership  about  the  status  of  the  leases  and  the
Properties. CNL Fund Advisors, Inc. also assists the General Partners in negotiating the leases. For these services, the Partnership has agreed to pay CNL Fund Advisors, Inc. an annual fee of one percent of the sum of gross rental revenues from Properties wholly owned by the Partnership plus the Partnership's allocable share of gross revenues of joint ventures in which the Partnership is a co-venturer and the Property held as tenants-in-common with an affiliate, but not in excess of competitive fees for comparable services. Under the management agreement, the management fee is subordinated to receipt by the Limited Partners of an aggregate, ten percent, cumulative noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return"), calculated in accordance with the Partnership's limited partnership agreement (the "Partnership Agreement"). In any year in which the Limited Partners have not received the 10% Preferred Return, no property management fee will be paid.

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


Item 2.  Properties

         As of December 31, 1998, the Partnership owned, either directly or through joint venture arrangements, 42 Properties located in 17 states. Reference is made to the Schedule of Real Estate and Accumulated Depreciation filed with this report for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

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

         Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 1998 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

         Restaurant Management Services leases four Popeyes restaurants, two Church's Fried Chicken restaurant and one other restaurant (formerly operated as a Captain D's). The initial term of each lease is 20 years (expiring between 2009 and 2010) and the average minimum base annual rent is approximately $49,600 (ranging from approximately $30,000 to $61,900).

         Golden Corral Corporation leases five Golden Corral restaurants. The initial term of each lease is 15 years (expiring between 2004 and 2011) and the average minimum base annual rent is approximately $152,900 (ranging from approximately $88,000 to $185,700).

         Mid-America Corporation leases four Burger King restaurants. The initial term of each lease is between 14 and 16 years (expiring between 2004 and
2006) and the average minimum base annual rent is approximately $110,500 (ranging from approximately $108,100 to $111,300).

         IHOP Properties, Inc. leases five IHOP restaurants. The initial term of each lease is 20 years (expiring between 2017 and 2018) and the average minimum base annual rent is approximately $141,600 (ranging from approximately $114,500 to $163,200).

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



                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         As of March 11, 1999, there were 2,987 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. Limited Partners who wish to sell their Units may offer the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wish to have their distributions used to acquire additional Units (to the extent Units are available for purchase), may do so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. The price paid for any Unit transferred pursuant to the Plan was $475 per Unit. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 1998 and 1997 other than pursuant to the Plan, net of commissions.

                                                    1998 (1)                              1997 (1)
                                         --------------------------------      --------------------------------
                                          High       Low        Average         High       Low        Average
                                         -------    -------    ----------      -------    -------    ----------
         First Quarter                     $475       $475          $475         $475       $475          $475
         Second Quarter                     475        442           468          435        361           417
         Third Quarter                      485        399           464          500        415           453
         Fourth Quarter                     475        410           458          475        420           461

(1) A total of 768 and 311 Units were transferred other than pursuant to the Plan for the years ended December 31, 1998 and 1997, respectively.

         The capital contribution per Unit was $500. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For the years ended December 31, 1998 and 1997, the Partnership declared cash distributions of $3,220,000 and $3,150,000, respectively, to the Limited Partners. For the quarter ended December 31, 1998, the Partnership declared a special distribution to the Limited Partners of $70,000, which represented cumulative excess operating reserves. No amounts distributed to partners for the years ended December 31, 1998 and 1997, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date. As indicated in the chart below, these distributions were declared at the close of each of the Partnership's calendar quarters. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive distributions on this basis.

           Quarter Ended                      1998               1997
           -------------------------      --------------     --------------
           March 31                            $787,500          $ 787,500
           June 30                              787,500            787,500
           September 30                         787,500            787,500
           December 31 (1)                      857,500            787,500


(1) Includes a special distribution to Limited Partners of $70,000, which represented cumulative excess operating reserves, for the quarter ended December 31, 1998.

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions, for an annual fee.

Item 6.  Selected Financial Data

                                         1998            1997            1996            1995            1994
                                      -------------- --------------- -------------- --------------- ---------------
Year ended December 31:
     Revenues (1)                     $ 3,370,532      $ 3,456,406      $3,565,493     $ 3,438,286     $ 3,468,897
     Net income (2)                     3,020,881        2,899,882       2,803,601       2,861,381       3,095,028
     Cash distributions
         declared (3)                   3,220,000        3,150,000       3,220,000       3,150,000       3,150,000
     Net income per Unit (2)                42.75            41.06           39.65           40.47           43.80
     Cash distributions declared
         per Unit (2)                       46.00            45.00           46.00           45.00           45.00

At December 31:
     Total assets                     $29,655,896      $29,993,069     $30,129,286     $30,442,314     $30,754,999
     Partners' capital                 28,595,130       28,794,249      29,044,367      29,460,766      29,749,385

(1) Revenues include equity in earnings of unconsolidated joint ventures and minority interest in income of the consolidated joint venture.

(2) Net income for the year ended December 31, 1997 and 1996, includes provision for loss on land and building of $263,186 and $77,023, respectively. In addition, net income for the years ended December 31, 1997, 1996, and 1995, includes $79,777, $1,706 and $7,370, respectively, from a loss on sale of land and buildings. Net income for the years ended December 31, 1998, 1997, 1995, and 1994, also includes $345,122, $626,804, $103,283, and $332,664, respectively, from gains on sale of land and buildings.

(3)      Distributions for the year ended December 31, 1998 and 1996,  include a
         special  distribution  to  the  Limited  Partners  of  $70,000,   which
         represented cumulative excess operating reserves.

         The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on August 17, 1988, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains. The leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1998, the Partnership owned 42 Properties, either directly or indirectly through joint venture arrangements.

Liquidity and Capital Resources

         During the years ended December 31, 1998, 1997, and 1996, the Partnership generated cash from operations (which includes cash received from tenants, distributions from joint ventures and interest received, less cash paid for expenses) of $3,243,660, $3,156,041, and $3,310,762 for the years ended
December 31, 1998, 1997, and 1996, respectively. The increase in cash from operations during 1998 and 1997, each as compared to the previous year, is primarily a result of changes in income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital during each of the respective years.

         Other sources and uses of capital included the following during the years ended December 31, 1998, 1997, and 1996.

         In January 1996, the Partnership reinvested the remaining net sales proceeds from the 1995 sale of the Property in Little Canada, Minnesota, in a Golden Corral Property located in Clinton, North Carolina, with affiliates of the General Partners as tenants-in-common. In connection therewith, the Partnership and its affiliates entered into an agreement whereby each co-venturer will share in the profits and losses of the Property in proportion to its applicable percentage interest. As of December 31, 1998, the Partnership owned an 18 percent interest in this Property.

         In March 1996, the Partnership entered into an agreement with the tenant of the Properties in Chester, Pennsylvania, and Orlando, Florida, for payment of certain rental payment deferrals the Partnership had granted to the tenant through March 31, 1996. Under the agreement, the Partnership agreed to abate approximately $42,700 of the rental payment deferral amounts. The tenant made payments of approximately $18,600 in each of April 1996, March 1997, and April 1998 in accordance with the terms of the agreement, and has agreed to pay the Partnership the remaining balance due of approximately $74,400 in four remaining annual installments through 2002.

         In December 1996, the Partnership sold its Property in Dallas, Texas, to an unrelated third party for $1,016,000 and received net sales proceeds of $982,980. This Property was originally acquired by the Partnership in June 1994 and had a cost of approximately $980,900, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $2,100 in excess of its original purchase price. Due to the fact that the Partnership had recognized accrued rental income since the inception of the lease relating to the straight-lining of future scheduled rent increases in accordance with generally accepted accounting principles, the Partnership wrote off the cumulative balance of such accrued rental income at the time of the sale of this Property, resulting in a loss on land and building of $1,706 for financial reporting purposes. Due to the fact that the straight-lining of future rent increases over the term of the lease is a non-cash accounting adjustment, the write-off of these amounts is a loss for financial statement purposes only. In February 1997, the Partnership reinvested the net sales proceeds, along with additional funds, in a Bertucci's Property located in Marietta, Georgia, for a total cost of approximately $1,112,600. The transaction relating to the sale of the Property in Dallas, Texas and the reinvestment of the net sales proceeds was structured to qualify as a like-kind exchange transaction for federal income tax purposes.

         In January 1997, Show Low Joint Venture, in which the Partnership owns a 36 percent interest, sold the Property to the tenant for $970,000, resulting in a gain to the joint venture of approximately $360,000 for financial reporting purposes. The Property was originally contributed to Show Low Joint Venture in July 1990 and had a total cost of approximately $663,500, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the joint venture sold the Property for approximately $306,500 in excess of its original purchase price. In June 1997, Show Low Joint Venture reinvested $782,413 of the net sales proceeds in a Property in Greensboro, North Carolina. As of December 31, 1998, the Partnership had received approximately $70,000 representing a return of capital for its pro-rata share of the uninvested net sales proceeds.

         In July 1997, the Partnership sold the Property in Whitehall, Michigan, to an unrelated third party, for $665,000 and received net sales proceeds of $626,907, resulting in a loss of $79,777 for financial reporting purposes, as described below in "Results of Operations." The net sales proceeds were reinvested in a Property in Overland Park, Kansas, with affiliates of the General Partners as tenants-in-common, in January 1998. In connection therewith, the Partnership and the affiliates entered into an agreement whereby each co-venturer will share in the profits and losses of the Property in proportion to its applicable percentage interest. As of December 31, 1998, the Partnership owned a 34.74% interest in this Property.

         In addition, in July 1997, the Partnership sold its Property in Naples, Florida, to an unrelated third party, for $1,530,000 and received net sales proceeds of $1,477,780, resulting in a gain of $186,550 for financial reporting purposes. This Property was originally acquired by the Partnership in December 1989 and had a cost of approximately $1,083,900, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $403,800 in excess of its original purchase price. In December 1997, the Partnership reinvested the net sales proceeds in an IHOP Property in Elgin, Illinois, for a total cost of approximately $1,484,100. A portion of the transaction, relating to the sale of the Property in Naples, Florida, and the reinvestment of the net sales proceeds was structured to qualify as a like-kind exchange transaction for federal income tax purposes. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, at a level reasonably assumed by the General Partners, resulting from the sale.

         In addition, in July 1997, the Partnership sold its Property in Plattsmouth, Nebraska, to the tenant, for $700,000 and received net sales proceeds of $697,650, resulting in a gain of $156,401 for financial reporting purposes. This Property was originally acquired by the Partnership in January 1990 and had a cost of approximately $561,000, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $138,400 in excess of its original purchase price. In January 1998, the Partnership reinvested the net sales proceeds in an IHOP Property in Memphis, Tennessee, with affiliates of the General Partners as tenants-in-common. In connection therewith, the Partnership and the affiliates entered into an agreement whereby each co-venturer will share in the profits and losses of the Property in proportion to its applicable percentage interest. As of December 31, 1998, the Partnership owned a 46.2% interest in this Property. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes at a level reasonably assumed by the General Partners, resulting from the sale.

         In June 1997, the Partnership terminated the lease with the tenant of the Property in Greensburg, Indiana. In connection therewith, the Partnership accepted a promissory note from this former tenant for $13,077 for amounts relating to past due real estate taxes the Partnership had incurred as a result of the former tenant's financial difficulties. The promissory note, which is uncollateralized, bears interest at a rate of ten percent per annum, and is being collected in 36 monthly installments. Receivables at December 31, 1998, included $9,561 of such amounts. In July 1997, the Partnership entered into a new lease for the Property in Greensburg, Indiana, with a new tenant to operate the Property as an Arby's restaurant. In connection therewith, the Partnership agreed to fund $125,000 in renovation costs. The renovations were completed in October 1997, at which time payments of rent commenced.

         In September 1997, the Partnership sold its Property in Venice, Florida, to an unrelated third party, for $1,245,000 and received net sales proceeds of $1,201,648, resulting in a gain of $283,853 for financial reporting purposes. This Property was originally acquired by the Partnership in August 1989 and had a cost of approximately $1,032,400, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $174,300 in excess of its original purchase price. In December 1997, the Partnership reinvested the net sales proceeds in an IHOP Property in Manassas, Virginia, for a total cost of approximately $1,126,800. A portion of the transaction relating to the sale of the Property in Venice, Florida, and the reinvestment of the net sales proceeds was structured to qualify as a like-kind exchange transaction for federal income tax purposes. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes at a level reasonably assumed by the General Partners, resulting from the sale.

         In October 1997, the Partnership and an affiliate, as tenants-in-common, sold the Property in Yuma, Arizona, in which the Partnership owned a 51.67% interest, for a total sales price of $1,010,000 and received net sales proceeds of $982,025, resulting in a gain, to the tenancy-in-common, of approximately $128,400 for financial reporting purposes. The Property was originally acquired in July 1994 and had a total cost of approximately $861,700, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Property was sold for approximately $120,300 in excess of its original purchase price. The Partnership received approximately $455,000, representing a return of capital for its pro-rata share of the net sales proceeds. In December 1997, the Partnership reinvested the amounts received as a return of capital from the sale of the Yuma, Arizona Property, in a Property in Vancouver, Washington, as tenants-in-common with affiliates of the General Partners. In connection therewith, the Partnership and the affiliates entered into an agreement whereby each co-venturer will share in the profits and losses of the Property in proportion to its applicable percentage interest. As of December 31, 1998, the Partnership owned a 23.04% interest in this Property. The transaction relating to the sale of the Property in Yuma, Arizona and the reinvestment of the net sales proceeds was structured to qualify as a like-kind exchange transaction for federal income tax purposes.

         In January 1998, the Partnership sold its Property in Deland, Florida, to the tenant, for $1,250,000 and received net sales proceeds of $1,234,122, resulting in a gain of $345,122 for financial reporting purposes. This Property was originally acquired by the Partnership in October 1989 and had a cost of approximately $1,000,000, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $234,100 in excess of its original purchase price. In June 1998, the Partnership reinvested the majority of the net sales proceeds in a Property in Fort Myers, Florida, with an affiliate of the general partners as tenants-in-common. The transaction relating to the sale of the Property in Deland, Florida, and the reinvestment of the net sales proceeds, was structured to qualify as a like-kind exchange transaction for federal income tax purposes.

         In February  1998,  the  Partnership  sold its  Property in  Melbourne,
Florida, for $590,000 and received net sales proceeds of $552,910. Due to the fact that during 1997, the Partnership recorded an allowance for loss of $158,239 for this Property, no gain or loss was recognized for financial reporting purposes in February 1998, relating to the sale. In April 1998, the Partnership contributed a portion of the net sales proceeds to Melbourne Joint Venture, with an affiliate of the General Partners, to construct and hold one restaurant Property. As of December 31, 1998, the Partnership had contributed an amount to purchase land and pay construction costs relating to the property owned by the joint venture. The Partnership has agreed to contribute additional amounts to fund additional construction costs to the joint venture. The Partnership expects to have a 50 percent interest in the profits and losses of the joint venture.

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

         In June 1998, the Partnership sold its Property in Bellevue, Nebraska, to a third party and received sales proceeds of $900,000. Due to the fact that during 1998 the Partnership wrote off $155,528 in accrued rental income, representing a portion of the accrued rental income that the Partnership had recognized since the inception of the lease relating to the straight-lining of future scheduled rent increases in accordance with generally accepted accounting principles, no gain or loss was recorded for financial reporting purposes in June 1998 relating to this sale. This Property was originally acquired by the Partnership in December 1989 and had a cost of approximately $899,500, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $500 in excess of its original purchase price. In September 1998, the Partnership contributed the majority of the net sales proceeds to Warren Joint Venture. The Partnership has an approximate 64 percent interest in the profits and losses of Warren Joint Venture and the remaining interest in this joint venture is held by an affiliate of the General Partners.

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

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At December 31, 1998, the Partnership had $1,170,686 invested in such short-term investments as compared to $1,614,759 at December 31, 1997. The decrease in cash and cash equivalents during 1998, is primarily due to the receipt of $626,907 in net sales proceeds from the sale of the Property in Whitehall, Michigan in July 1997, which were being held at December 31, 1997, which were reinvested in a Property in Overland Park, Kansas, as tenants-in-common with affiliates of the General Partners, in January 1998. This decrease is partially offset by an increase in cash and cash equivalents due to the receipt of $145,221 in net sales proceeds from the sale of the Property in Liverpool, New York in February 1998. The funds remaining at December 31, 1998, after payment of distributions and other liabilities, will be used to invest in an additional Property as described above and to meet the Partnership's working capital and other needs.

         During  1998,  1997,  and  1996,  affiliates  of the  General  Partners incurred on behalf of the Partnership $103,157, $82,503, and $96,112, respectively, for certain operating expenses. As of December 31, 1998 and 1997, the Partnership owed $19,403 and $32,019, respectively, to affiliates for such amounts and accounting and administrative services. Other liabilities of the Partnership, including distributions payable, decreased to $896,414 at December 31, 1998, from $1,022,326 at December 31, 1997. The decrease in other liabilities is partially attributable to the payment during 1998 of renovation costs accrued at December 31, 1997 for the Property in Greensburg, Indiana, in connection with the new lease entered into in July 1997, as described above. In addition, the decrease in other liabilities at December 31, 1998 was due to a decrease in accrued and escrowed real estate taxes payable as a result of the Partnership accruing real estate taxes relating to its Property in Melbourne, Florida at December 31, 1997, after the tenant vacated the Property in October 1997. This Property was sold in 1998 and no accrual was made at December 31, 1998. Other liabilities also decreased due to a decrease in rents paid in advance at December 31, 1998. The decrease in other liabilities is partially offset by an increase in distributions payable as a result of the Partnership accruing a special distribution payable to the Limited Partners of $70,000 at December 31, 1998. The General Partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         Based on cash from operations, and cumulative excess operating reserves for the years ended December 31, 1998 and 1996, the Partnership declared distributions to the Limited Partners of $3,220,000, $3,150,000, and $3,220,000 for the years ended December 31, 1998, 1997, and 1996, respectively. This represents distributions of $46, $45, and $46 per Unit for the years ended December 31, 1998, 1997, and 1996, respectively. No amounts distributed to the Limited Partners for the years ended December 31, 1998, 1997, and 1996, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

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

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF. As consideration for the Merger, APF has agreed to issue 3,730,388 APF Shares which, for the purposes of valuing the merger consideration, have been valued by APF at $10.00 per APF Share, the price paid by APF investors in APF's most recent public offering. In order to assist the General Partners in evaluating the proposed merger consideration, the General Partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other assets were valued on a going concern basis (meaning the Partnership continues unchanged) at $36,721,726 as of December 31, 1998. Legg Mason Wood Walker, Incorporated has rendered a fairness opinion that the APF Share consideration, payable by APF, is fair to the Partnership from a financial point of view. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and, therefore, would be freely tradable at the option of the former Limited Partners. At a special meeting of the partners that is expected to be held in the third quarter of 1999, Limited Partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. The General Partners intend to recommend that the Limited Partners of the Partnership approve the Merger. In connection with their recommendation, the General Partners will solicit the consent of the Limited Partners at the special meeting.

Results of Operations

         During 1996, the Partnership and its consolidated joint venture, Caro Joint Venture owned and leased 38 wholly owned Properties (including one Property in Dallas, Texas, which was sold in December 1996), during 1997, the Partnership owned and leased 40 wholly owned Properties (including three Properties which were sold in 1997) and during 1998, the Partnership owned and leased 36 wholly owned Properties (including four Properties which were sold in 1998). In addition, during 1996, the Partnership was a co-venturer in three separate joint ventures that each owned and leased one Property, during 1997, the Partnership was a co-venturer in three separate joint ventures that owned and leased a total of five Properties (including one Property in Show Low, Arizona, which was sold in January 1997) and during 1998, the Partnership was a co-venturer in five separate joint ventures that owned and leased a total of six Properties. During 1996, the Partnership owned and leased two Properties with affiliates as tenants-in-common, during 1997, the Partnership owned and leased four Properties with affiliates as tenants-in-common (including one Property in Yuma, Arizona, which was sold in October, 1997) and during 1998, the Partnership owned and leased five Properties with affiliates as tenants-in-common. As of December 31, 1998, the Partnership owned, either directly, as tenants-in-common with affiliates, or through joint venture arrangements, 42 Properties which are subject to long-term, triple-net leases. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $37,900 to $222,800. Generally, the leases provide for percentage rent based on sales in excess of a specified amount. In addition, some of the leases provide that, commencing in the fourth to sixth lease year, the percentage rent will be an amount equal to the greater of the percentage rent calculated under the lease formula or a specified percentage (ranging from one to five percent) of the purchase price or gross sales. For further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item 2. Properties, respectively.

         During  the  years  ended  December  31,  1998,  1997,  and  1996,  the
Partnership and its consolidated joint venture, Caro Joint Venture, earned $2,823,377, $2,897,402, and $3,333,665, respectively, in rental income from operating leases (net of adjustments to accrued rental income) and earned income from direct financing leases. Rental and earned income decreased by approximately $185,200 during 1998 due to the sales of four Properties during 1998. The decrease in rental and earned income during 1998 and 1997, each as compared to the previous year, was partially attributable to a decrease of approximately $226,600 and $159,400, during 1998 and 1997, respectively, as a result of the sales of four Properties during 1997. The decrease in rental and earned income during 1997, as compared to 1996, was partially attributable to a decrease of $103,100 in rental and earned income from the sale of the Property in Dallas, Texas in December 1996. The decrease in rental income during 1998 and 1997 was partially offset by an increase of approximately $19,600 and $109,400, respectively, due to the reinvestment of the net sales proceeds from the 1996 sale of the Property in Dallas, Texas, in a Property in Marietta, Georgia, in February 1997. The decrease in rental and earned income during 1998 and 1997 was partially offset by an increase of approximately $293,800 and $1,600, respectively, in rental and earned income due to the fact that the Partnership reinvested the net sales proceeds from the 1997 sales of two Properties in two IHOP Properties in Elgin, Illinois and Manassas, Virginia in December 1997.

         In addition, the decrease in rental and earned income for 1998, as compared to 1997, was partially offset by the fact that during 1998, the Partnership's consolidated joint venture collected and recognized as income past due rental amounts of approximately $36,000 for which the Partnership had previously established an allowance for doubtful accounts. The decrease in rental income during 1998 as compared to 1997, was partially offset by, and the decrease in rental income during 1997, as compared to 1996, was attributable to, the fact that during 1997 the Partnership's consolidated joint venture established an allowance for doubtful accounts for rental amounts unpaid by the tenant of the Property in Caro, Michigan totalling approximately $84,500 due to financial difficulties the tenant was experiencing. No such allowance was established during 1998 or 1996.

         In addition, the decrease in rental and earned income during 1998 as compared to 1997, was partially offset by, and the decrease during 1997, as compared to 1996, was partially attributable to, the Partnership increasing its allowance for doubtful accounts during 1997 by approximately $40,500 for rental amounts relating to the Hardee's Property located in Greensburg, Indiana, due to financial difficulties the tenant was experiencing. No such allowance was recorded in 1998. Rental and earned income also decreased by approximately $43,700 during 1997 due to the fact that the Partnership terminated the lease with the former tenant of the Property in Greensburg, Indiana, in June 1997, as described above in "Liquidity and Capital Resources." The General Partners have agreed that they will cease collection efforts on past due rental amounts once the former tenant of this Property pays all amounts due under the promissory note for past due real estate taxes described above in "Liquidity and Capital Resources." The decrease in rental and earned income in 1998 and 1997, each as compared to the previous year, was slightly offset by an increase of $18,400 and $14,200, respectively, in rental income from the new tenant of this Property who began operating the Property in 1997 after it was renovated into an Arby's Property.

         In addition, the decrease in rental and earned income during 1998, as compared to 1997, was partially due to the fact that during June 1998, the Partnership wrote off approximately $155,500 in accrued rental income relating to the Property in Bellevue, Nebraska to adjust the carrying value of the asset to the net proceeds received from the sale of this Property in June 1998. In addition, rental and earned income decreased during 1997, as a result of the Partnership establishing an allowance for doubtful accounts during 1997 totalling approximately $107,100 for rental amounts relating to the Property located in Melbourne, Florida, due to the fact that the tenant vacated the Property in October 1997. The Partnership will continue to pursue collection of past due rental amounts relating to this Property and will recognize such amounts as income if collected. The Partnership sold this Property in February 1998, as described above in "Liquidity and Capital Resources."

         In addition, rental and earned income decreased by approximately $35,300 during 1997, as a result of the fact that in December 1996, the tenant ceased operations and vacated the Property in Liverpool, New York. The
Partnership sold this Property in February 1998, as described above in "Liquidity and Capital Resources."

         The decrease in rental and earned income during 1997, as compared to 1996, was offset by the fact that the Partnership collected and recorded as income approximately $18,600 and $5,300, respectively, in rental payment deferrals for the two Properties leased by the same tenant in Chester, Pennsylvania, and Orlando, Florida. Previously, the Partnership had established an allowance for doubtful accounts for these amounts. These amounts were collected in accordance with the agreement entered into in March 1996, with the tenant to pay the remaining balance of the rental payment deferral amounts as discussed above in "Liquidity and Capital Resources."

         For the years ended December 31, 1998, 1997, and 1996, the Partnership also earned $156,676, $147,437, and $110,073, respectively, in contingent rental income. The increase in contingent rental income during 1998 and 1997, each as compared to the previous year, is primarily attributable to increases in gross sales relating to certain Properties whose leases require the payment of contingent rent.

         In addition, for the years ended December 31, 1998, 1997, and 1996, the Partnership earned $323,105, $280,331, and $97,381, respectively, attributable to net income earned by joint ventures in which the Partnership is a co-venturer. The increase in net income earned by joint ventures during 1998, as compared to 1997, is primarily due to the fact that in 1998, the Partnership reinvested the net sales proceeds it received from the 1997 and 1998 sales of three Properties, in additional Properties in Overland Park, Kansas; Memphis, Tennessee, and Fort Myers, Florida with affiliates of the general partners as tenants-in-common. The increase in net income earned by joint ventures during 1998, as compared to 1997, was partially offset by, and the increase in 1997, as compared to 1996, was primarily due to, the fact that in January 1997, Show Low Joint Venture, in which the Partnership owns a 36 percent interest, recognized a gain of approximately $360,000 for financial reporting purposes as a result of the sale of its Property. Show Low Joint Venture reinvested the majority of the net sales proceeds in a replacement Property in June 1997. In addition, in October 1997, the Partnership and an affiliate, as tenants-in-common, sold the Property in Yuma, Arizona, and recognized a gain of approximately $128,400 for financial reporting purposes, as described above in "Liquidity and Capital Resources." The Partnership owned a 51.67% interest in the Property in Yuma, Arizona, held as tenants-in-common with an affiliate. The Partnership reinvested its portion of the net sales proceeds in a Property in Vancouver, Washington, in December 1997, as described above in "Liquidity and Capital Resources."

         During the year ended December 31, 1998, four of the Partnership's lessees, Golden Corral Corporation, Restaurant Management Services, Inc., Mid-America Corporation, and IHOP Properties, Inc. each contributed more than ten percent of the Partnership's total rental income (including rental income from the Partnership's consolidated joint venture and the Partnership's share of the rental income from the Properties owned by five unconsolidated joint ventures in which the Partnership is a co-venturer and five Properties owned with affiliates as tenants-in-common). As of December 31, 1998, Golden Corral Corporation and IHOP Properties, Inc. were each the lessees under leases relating to five restaurants, Restaurant Management Services, Inc. was the lessee under leases relating to seven restaurants and Mid-America Corporation was the lessee under leases relating to four restaurants. It is anticipated that, based on the minimum annual rental payments required by the leases, these four lessees each will continue to contribute more than ten percent of the Partnership's total rental income during 1999. In addition, three Restaurant Chains, Golden Corral, Burger King, and IHOP each accounted for more than ten percent of the Partnership's total rental income during the year ended December 31, 1998, (including the Partnership's consolidated joint venture and the Partnership's share of the rental income from the Properties owned by five unconsolidated joint ventures in which the Partnership is a co-venturer and five Properties owned with affiliates as tenants-in-common). In 1999, it is anticipated that these Restaurant Chains each will continue to account for more than ten percent of the Partnership's total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

         For the years ended 1998, 1997, and 1996, the Partnership also earned $110,502, $119,961, and $49,056, respectively, in interest and other income. The increase in interest and other income during the year ended December 31, 1997, as compared to the year ended December 31, 1996, was primarily attributable to interest earned on the net sales proceeds received and held in escrow relating to the sales of several Properties pending reinvestment of the net sales proceeds in additional Properties.

         Operating expenses, including depreciation and amortization expense, were $694,773, $840,365, and $683,163 for the years ended December 31, 1998,
1997, and 1996, respectively. The decrease in operating expenses during 1998, as compared to 1997, and the increase in operating expenses during 1997, as compared to 1996, is partially due to the fact that the Partnership recorded approximately $122,400 in bad debt expense and approximately $19,400 in real estate tax expense during 1997 for the Property located in Melbourne, Florida, due to the fact that the tenant vacated the Property in October 1997. The Partnership sold this Property in February 1998, as described above in "Liquidity and Capital Resources." In addition, during 1997, the Partnership's consolidated joint venture, Caro Joint Venture, recorded bad debt expense and real estate tax expense of approximately $26,200 relating to the Property located in Caro, Michigan, representing past due rental and other amounts. No such bad debt expense and real estate tax expense were recorded during the year ended December 31, 1998 due to the fact that the tenant has been making rental payments in accordance with the terms of its lease agreement.

         The decrease in operating expenses during 1998, as compared to 1997, was partially attributable to, and the increase in operating expenses during 1997 as compared to 1996, was partially offset by, the decrease in depreciation expense which resulted from the sale of several Properties during 1998 and 1997 and the sale of the Property in Dallas, Texas in December 1996. The decrease in depreciation expense was partially offset by an increase in depreciation expense attributable to the purchase of the Property in Marietta, Georgia, in February 1997.

         The decrease in operating expenses for 1998, is partially offset by the fact that the Partnership incurred $20,211 in transaction costs in 1998 related to the General Partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed Merger with APF, as described in "Liquidity and Capital Resources." If the Limited Partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the General Partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         As a result of the sale of the Property in Deland, Florida, as described above in "Liquidity and Capital Resources," the Partnership recognized a gain of $345,122 during the year ended December 31, 1998, for financial reporting purposes. As a result of the sales of the Properties in Naples, Florida; Plattsmouth, Nebraska and Venice, Florida, as described above in "Liquidity and Capital Resources," the Partnership recognized a gain of $626,804 during 1997 for financial reporting purposes. The gain for 1997 was partially offset by a loss of $79,777 for financial reporting purposes, resulting from the July 1997 sale of the Property in Whitehall, Michigan, as described above in "Liquidity and Capital Resources." As a result of the sale of the Property in Dallas, Texas, in December 1996, the Partnership recognized a loss for financial reporting purposes of $1,706 for the year ended December 31, 1996, as discussed above in "Liquidity and Capital Resources."

         During the years ended December 31, 1996 and 1997, the Partnership recorded provisions for losses on land and building in the amounts of $77,023 and $104,947, respectively, for financial reporting purposes for the Property in Liverpool, New York. This lease was terminated in December 1996. The allowance at December 31, 1997, represented the difference between the Property's carrying value at December 31, 1997 and the net realizable value of the Property based on the net sales proceeds received in February 1998 from the sale of the Property. The allowance at December 31, 1996, represented the difference between the Property's carrying value at December 31, 1996 and the estimated net realizable value for this Property based on an anticipated sales price to a third party. No such provision was recorded during the year ended December 31, 1998.

         During the year ended December 31, 1997, the Partnership established an allowance for loss on land and an allowance for impairment in the carrying value of the net investment in direct financing lease for its Property in Melbourne, Florida, in the amount of $158,239. The tenant of this Property vacated the Property in October 1997 and ceased making rental payments. The allowance represented the difference between the Property's carrying value at December 31, 1997 and the net sales proceeds received in February 1998 from the sale of the Property, as described above in "Liquidity and Capital Resources." No such provision was recorded during the year ended December 31, 1998 and 1996.

         The Partnership's leases as of December 31, 1998, are triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Management expects that increases in restaurant sales volumes due to inflation and real sales growth should result in an increase in rental income over time. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

Year 2000

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

         The Partnership currently does not have any information technology systems. Affiliates of the General Partners provide all services requiring the use of information technology systems pursuant to a management agreement with the Partnership. The maintenance of embedded systems, if any, at the Partnership's Properties is the responsibility of the tenants of the Properties in accordance with the terms of the Partnership's leases. The General Partners and affiliates have established a team dedicated to reviewing the internal information technology systems used in the operation of the Partnership, and the information technology and embedded systems and the Year 2000 compliance plans of the Partnership's tenants, significant suppliers, financial institutions and transfer agent.

         The information technology infrastructure of the affiliates of the General Partners consists of a network of personal computers and servers that were obtained from major suppliers. The affiliates utilize various administrative and financial software applications on that infrastructure to perform the business functions of the Partnership. The inability of the General Partners and affiliates to identify and timely correct material Year 2000 deficiencies in the software and/or infrastructure could result in an interruption in, or failure of, certain of the Partnership's business activities or operations. Accordingly, the General Partners and affiliates have requested and are evaluating documentation from the suppliers of the software and infrastructure of the affiliates regarding the Year 2000 compliance of their products that are used in the business activities or operations of the Partnership. The General Partners and affiliates have not yet received sufficient certifications to be assured that the suppliers have fully considered and mitigated any potential material impact of the Year 2000 deficiencies. The costs expected to be incurred by the General Partners and affiliates to become Year 2000 compliant will be incurred by the General Partners and affiliates; therefore, these costs will have no impact on the Partnership's financial position or results of operations.

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

         The General Partners currently expect that all Year 2000 compliance testing and any necessary remedial measures on the information technology systems used in the business activities and operations of the Partnership will be completed prior to June 30, 1999. Based on the progress the General Partners and affiliates have made in identifying and addressing the Partnership's Year 2000 issues and the plan and timeline to complete the compliance program, the General Partners do not foresee significant risks associated with the Partnership's Year 2000 compliance at this time. Because the General Partners and affiliates are still evaluating the status of the information technology systems used in business activities and operations of the Partnership and the systems of the third parties with which the Partnership conducts its business, the General Partners have not yet developed a comprehensive contingency plan and are unable to identify "the most reasonably likely worst case scenario" at this time. If the General Partners identify significant risks related to the Partnership's Year 2000 compliance or if the Partnership's Year 2000 compliance program's progress deviates substantially from the anticipated timeline, the General Partners will develop appropriate contingency plans.


Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.


Item 8.   Financial Statements and Supplementary Data

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                                    CONTENTS







                                                       Page

Report of Independent Accountants

Financial Statements:

     Balance Sheets

     Statements of Income

     Statements of Partners' Capital

     Statements of Cash Flows

     Notes to Financial Statements

                        Report of Independent Accountants



To the Partners
CNL Income Fund VI, Ltd.


In our opinion,  the financial  statements  listed in the index  appearing under item 14(a)(1) present fairly, in all material respects, the financial position of CNL Income Fund VI, Ltd. (a Florida limited partnership) at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 14(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






Orlando, Florida
January 19, 1999, except for Note 12 for which the date is March 11, 1999.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS

                                                                                          December 31,
                                                                                  1998                    1997
                                                                             ----------------        ----------------
                            ASSETS

Land and buildings on operating leases, less
    accumulated depreciation and allowance for loss
    on land and building                                                         $18,559,844              $20,785,684
Net investment in direct financing leases, less
    allowance for impairment in carrying value                                     3,929,152                4,708,841
Investment in joint ventures                                                       5,021,121                1,130,139
Cash and cash equivalents                                                          1,170,686                1,614,759
Restricted cash                                                                           --                  709,227
Receivables, less allowance for doubtful accounts of
    $323,813 and $363,410                                                            150,912                  157,989
Prepaid expenses                                                                         949                    4,235
Lease costs, less accumulated amortization of
    $7,181 and $5,581                                                                 10,519                   12,119
Accrued rental income, less allowance for doubtful
    accounts of $38,944 and $27,245                                                  785,982                  843,345
Other assets                                                                          26,731                   26,731
                                                                            -----------------        -----------------

                                                                                 $29,655,896              $29,993,069
                                                                            =================        =================

                    LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                                    $  8,173                $  14,138
Accrued construction costs payable                                                        --                  125,000
Accrued and escrowed real estate taxes payable                                         2,500                   38,025
Due to related parties                                                                19,403                   32,019
Distributions payable                                                                857,500                  787,500
Rents paid in advance and deposits                                                    28,241                   57,663
                                                                            -----------------        -----------------
       Total liabilities                                                             915,817                1,054,345

Minority interest                                                                    144,949                  144,475

Partners' capital                                                                 28,595,130               28,794,249
                                                                            -----------------        -----------------

                                                                                 $29,655,896              $29,993,069
                                                                            =================        =================

                 See accompanying notes to financial statements.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME

                                                                           Year Ended December 31,
                                                                  1998                1997              1996
                                                              -------------       -------------     ----------------
Revenues:
    Rental income from operating leases                        $ 2,520,346          $2,465,817        $2,776,776
    Adjustments to accrued rental income                          (167,227 )           (17,548 )            (537 )
    Earned income from direct financing leases                     470,258             449,133           557,426
    Contingent rental income                                       156,676             147,437           110,073
    Interest and other income                                      110,502             119,961            49,056
                                                              -------------       -------------     ----------------
                                                                 3,090,555           3,164,800         3,492,794
                                                              -------------       -------------     ----------------
Expenses:
    General operating and administrative                           160,358             156,847           159,388
    Professional services                                           32,400              25,861            32,272
    Bad debt expense                                                12,854             131,184                --
    Real estate taxes                                                   --              43,676                --
    State and other taxes                                           10,392               8,969             7,930
    Depreciation and amortization                                  458,558             473,828           483,573
    Transaction costs                                               20,211                  --                --
                                                              -------------       -------------     ----------------
                                                                   694,773             840,365           683,163
                                                              -------------       -------------     ----------------
Income Before Minority Interest in Income of Consolidated
    Joint  Venture,  Equity in Earnings  of  Unconsolidated
    Joint Ventures, Gain (Loss) on Sale of Land and Buildings
    and Net Investment in Direct Financing Leases and Provision
    for Loss on  Land  and  Building  and  Impairment  in
    Carrying Value of Net Investment in Direct Financing Lease   2,395,782           2,324,435         2,809,631

Minority interest in Income of Consolidated Joint Venture          (43,128 )            11,275           (24,682 )

Equity in Earnings of Unconsolidated Joint Ventures                323,105             280,331            97,381

Gain  (Loss)  on  Sale  of  Land  and   Buildings  and  Net
Investment                                                         345,122             547,027            (1,706 )
    in Direct Financing Leases

Provision for Loss on Land and Buildings and Impairment in
    Carrying Value of Net Investment in Direct Financing Lease          --            (263,186 )         (77,023 )
                                                              -------------       -------------     ----------------

Net Income                                                      $3,020,881          $2,899,882        $2,803,601
                                                              =============       =============     ================

Allocation of Net Income:
    General partners                                              $ 28,327            $ 25,353          $ 28,337
    Limited partners                                             2,992,554           2,874,529         2,775,264
                                                              -------------       -------------     -------------

                                                                $3,020,881          $2,899,882        $2,803,601
                                                              =============       =============     =============

Net Income Per Limited Partner Unit                               $  42.75            $  41.06          $  39.65
                                                              =============       =============     =============

Weighted Average Number of Limited Partner Units
    Outstanding                                                     70,000              70,000            70,000
                                                              =============       =============     ================

                 See accompanying notes to financial statements.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 1998, 1997, and 1996



                                    General Partners                          Limited Partners
                              ----------------------------  --------------------------------------------------------
                                              Accumulated                                  Accumulated   Syndication
                              Contributions     Earnings    Contributions  Distributions    Earnings        Costs          Total
                              -------------  -------------  -------------  -------------   ------------  ------------  ------------
Balance, December 31, 1995     $1,000           $174,673      $35,000,000   $(19,214,226 )  $17,514,319  $(4,015,000)   $29,460,766

    Distributions to limited
       partners ($46.00 per
       limited partner unit)       --                 --               --     (3,220,000 )           --           --     (3,220,000)
    Net income                     --             28,337               --             --      2,775,264           --      2,803,601
                              --------          ---------     ------------  -------------   ------------   -----------   ----------

Balance, December 31, 1996      1,000            203,010        35,000,000    (22,434,226 )   20,289,583   (4,015,000 )  29,044,367

    Distributions to limited
       partners ($45.00 per
       limited partner unit)       --                 --                --     (3,150,000 )           --           --    (3,150,000)
    Net income                     --             25,353                --             --      2,874,529           --     2,899,882
                              --------         ----------      ------------ --------------  ------------   -----------   ----------

Balance, December 31, 1997      1,000            228,363        35,000,000    (25,584,226 )   23,164,112   (4,015,000 )  28,794,249

    Distributions to limited
       partners ($46.00 per
       limited partner unit)       --                 --                --     (3,220,000 )           --           --    (3,220,000)
    Net income                     --             28,327                --             --      2,992,554           --     3,020,881
                              --------          --------       -----------  -------------   ------------   ----------    ----------

Balance, December 31, 1998     $1,000           $256,690       $35,000,000   $(28,804,226 )  $26,156,666  $(4,015,000)  $28,595,130
                              ========   ================     ============  =============   ============  ===========  =============


                 See accompanying notes to financial statements.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                                   Year Ended December 31,
                                                                      1998                 1997                  1996
                                                                 ----------------      ---------------       ---------------
Increase (Decrease) in Cash and Cash Equivalents:

      Cash Flows from Operating Activities:
         Cash received from tenants                                   $3,092,644          $3,097,751            $3,363,188
         Distributions from unconsolidated joint
             ventures                                                    328,721             144,016               114,163
         Cash paid for expenses                                         (270,339 )          (180,530  )           (203,432  )
         Interest received                                                92,634              94,804                36,843
                                                                 ----------------      ---------------       ---------------
             Net cash provided by operating activities                 3,243,660           3,156,041             3,310,762
                                                                 ----------------      ---------------       ---------------

      Cash Flows from Investing Activities:
         Proceeds from sale of land and buildings                      2,832,253           4,003,985               982,980
         Additions to land and buildings on operating
             leases                                                     (125,000 )        (2,666,258  )                 --
         Investment in direct financing leases                                --          (1,057,282  )                 --
         Investment in joint ventures                                 (3,896,598 )          (521,867  )           (146,090  )
         Return of capital from joint ventures                               (84 )           524,975                    --
         Collections on mortgage note receivable                              --                  --                 3,033
         Decrease (increase) in restricted cash                          697,650             279,367              (977,017  )
         Payment of lease costs                                           (3,300 )            (3,300  )             (3,300  )
                                                                 ----------------      ---------------       ---------------
             Net cash provided by (used in) investing
                activities                                              (495,079 )           559,620              (140,394  )
                                                                 ----------------      ---------------       ---------------

      Cash Flows from Financing Activities:
         Distributions to limited partners                            (3,150,000 )        (3,220,000  )         (3,150,000  )
         Distributions to holder of minority interest                    (42,654 )            (8,832  )            (13,437  )
                                                                 ----------------      ---------------       ---------------
                Net cash used in financing activities                 (3,192,654 )        (3,228,832  )         (3,163,437  )
                                                                 ----------------      ---------------       ---------------

Net Increase (Decrease) in Cash and Cash Equivalents                    (444,073 )           486,829                 6,931

Cash and Cash Equivalents at Beginning of Year                         1,614,759           1,127,930             1,120,999
                                                                 ----------------      ---------------       ---------------

Cash and Cash Equivalents at End of Year                             $ 1,170,686         $ 1,614,759           $ 1,127,930
                                                                 ================      ===============       ===============


                 See accompanying notes to financial statements.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED


                                                                               Year Ended December 31,
                                                                   1998                  1997               1996
                                                               ---------------      ---------------    ----------------
Reconciliation of Net Income to Net Cash
   Provided by Operating Activities:

      Net income                                                  $3,020,881            $2,899,882          $2,803,601
                                                               ---------------      ---------------    ----------------
      Adjustments to reconcile net income to
         net cash provided by operating
         activities:
             Bad debt expense                                         12,854               131,184                  --
             Depreciation                                            456,958               471,938             481,683
             Amortization                                              1,600                 1,890               1,890
             Minority interest in income of
                consolidated joint venture                            43,128               (11,275 )            24,682
             Equity in earnings of unconsolidated
                joint ventures, net of distributions                   5,616              (136,315 )            16,782
             Loss (gain) on sale of land and building               (345,122  )           (547,027 )             1,706
             Provision for loss on land and building
                and impairment in carrying value of
                net investment in direct financing
                lease                                                     --               263,186              77,023
             Decrease (increase) in receivables                        8,649                17,113             (90,360 )
             Decrease (increase) in prepaid expenses                   3,286                (3,072 )             4,087
             Decrease in net investment in direct
                financing leases                                      63,868                67,389              68,177
             Decrease (increase) in accrued rental
                income                                                51,142               (81,244 )          (103,935 )
             Increase (decrease)  in accounts payable
                and accrued expenses                                 (37,246  )             25,964               2,529
             Increase (decrease) in due to related
                parties                                              (12,532  )             29,470              (3,391 )
             Increase (decrease) in rents paid in
                advance and deposits                                 (29,422  )             26,958              26,288
                                                               ---------------      ---------------    ----------------
                   Total adjustments                                 222,779               256,159             507,161
                                                               ---------------      ---------------    ----------------

Net Cash Provided by Operating Activities                         $3,243,660            $3,156,041          $3,310,762
                                                               ===============      ===============    ================

Supplemental Schedule of Non-Cash Investing and
   Financing Activities:

      Distributions declared and unpaid at
         December 31                                              $  857,500           $  787,500           $  857,500
                                                               ===============      ===============    ================

                 See accompanying notes to financial statements.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 1998, 1997, and 1996


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

                  Years Ended December 31, 1998, 1997, and 1996


1.       Significant Accounting Policies - Continued:

                  Accrued rental income represents the aggregate amount of income recognized on a straight-line basis in excess of scheduled rental payments to date. Whenever a tenant defaults under the terms of its lease, or events or changes in circumstance indicate that the tenant will not lease the property through the end of the lease term, the Partnership either reserves or writes-off the cumulative accrued rental income balance.

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

         Investment in Joint Ventures - The Partnership accounts for its approximate 66 percent interest in Caro Joint Venture, a Florida general partnership, using the consolidation method. Minority interest represents the minority joint venture partner's proportionate share of equity in the Partnership's consolidated joint venture. All significant intercompany accounts and transactions have been eliminated.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


1.       Significant Accounting Policies - Continued:

         The Partnership's investments in Auburn Joint Venture, Show Low Joint Venture, Asheville Joint Venture, Warren Joint Venture, and Melbourne Joint Venture and properties in Clinton, North Carolina, Vancouver, Washington; Overland Park, Kansas; Memphis, Tennessee and Fort Myers, Florida, each of which is held as tenants-in-common with affiliates, are accounted for using the equity method since the Partnership shares control with the affiliates.

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

                  Years Ended December 31, 1998, 1997, and 1996

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

         Reclassification - Certain items in the prior years' financial statements have been reclassified to conform to 1998 presentation. These reclassifications had no effect on partners' capital or net income.

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

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


3.       Land and Buildings on Operating Leases:

         Land and buildings on operating leases consisted of the following at December 31:

                                                                    1998                  1997
                                                              -----------------     -----------------
                  Land                                             $ 8,558,191          $ 10,046,309
                  Buildings                                         13,587,739            14,344,114
                                                              -----------------     -----------------
                                                                    22,145,930            24,390,423
                  Less accumulated depreciation                     (3,586,086 )          (3,327,334 )
                                                              -----------------     -----------------
                                                                    18,559,844            21,063,089
                  Less allowance for loss on
                      land and building                                     --              (277,405 )
                                                              -----------------     -----------------
                                                                   $18,559,844          $ 20,785,684
                                                              =================     =================

         In February 1997, the Partnership reinvested the net sales proceeds from the sale of a property in Dallas, Texas, along with additional funds, in a Bertucci's property in Marietta, Georgia, for a total cost of approximately $1,112,600.

         In July 1997, the Partnership sold the property in Whitehall, Michigan, to a third party, for $665,000 and received net sales proceeds of $626,907, resulting in a loss of $79,777 for financial reporting purposes.

         In addition, in July 1997, the Partnership sold its property in Naples, Florida, to a third party, for $1,530,000 and received net sales proceeds of $1,477,780, resulting in a gain of $186,550 for financial reporting purposes. This property was originally acquired by the Partnership in December 1989 and had a cost of approximately $1,083,900, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the partnership sold the property for approximately $403,800 in excess of its original purchase price. In December 1997, the Partnership reinvested the net sales proceeds in an IHOP property in Elgin, Illinois, for a total cost of approximately $1,484,100.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


3.       Land and Buildings on Operating Leases - Continued:

         In July 1997, the Partnership entered into a new lease for the property in Greensburg, Indiana, with a new tenant to operate the property as an Arby's restaurant. In connection therewith, the Partnership incurred $125,000 in renovation costs, which were paid in 1998.

         In September 1997, the Partnership sold its property in Venice, Florida, to a third party, for $1,245,000 and received net sales proceeds of $1,201,648, resulting in a gain of $283,853 for financial reporting purposes. This property was originally acquired by the Partnership in August 1989 and had a cost of approximately $1,032,400, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the property for approximately $174,300 in excess of its original purchase price. In December 1997, the Partnership reinvested the net sales proceeds in an IHOP property in Manassas, Virginia, for a total cost of approximately $1,126,800.

         In 1997, the Partnership recorded a provision for loss on land and building in the amount of $104,947 for financial reporting purposes for the property in Liverpool, New York. The terms of this lease were terminated in December 1996. This allowance represented the difference between (i) the property's carrying value at December 31, 1997, and
         (ii) the net realizable value of the property based on the net sales proceeds of $145,221 received in February 1998 from the sale of the property. Due to the fact that in 1997 and prior years, the Partnership had recorded an allowance for loss totalling $181,970 for this property, no gain or loss was recognized for financial reporting purposes during 1998 relating to the sale of this Property in February 1998.

         During 1997, the Partnership established an allowance for loss on land in the amount of $95,435 for its property in Melbourne, Florida. The tenant of this Property vacated the property in October 1997 and ceased making rental payments. The allowance represents the difference between the property's carrying value for the land at December 31, 1997, and the net realizable value of the land based on the net sales proceeds of $552,910 received in February 1998 from the sale of the property. No gain or loss was recognized for financial reporting purposes relating to the sale of this property in February 1998.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


3.       Land and Buildings on Operating Leases - Continued:

         In January 1998, the Partnership sold its property in Deland, Florida, to the tenant for $1,250,000 and received net sales proceeds of $1,234,122, resulting in a gain of $345,122 for financial reporting purposes. This property was originally acquired by the Partnership in October 1989 and had a cost of approximately $1,000,000, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the property for approximately $234,100 in excess of its original purchase price. In June 1998, the Partnership sold its property in Bellevue, Nebraska, and received sales proceeds of $900,000. Due to the fact that during 1998, the Partnership wrote off $155,528 in accrued rental income, representing the majority of the accrued rental income that the Partnership had recognized since the inception of the lease relating to the straight-lining of future scheduled rent increases in accordance with generally accepted accounting principles, no gain or loss was recorded for financial reporting purposes in June 1998 relating to this sale. This property was originally acquired by the Partnership in December 1989 and had a cost of approximately $899,500, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the property for approximately $500 in excess of its original purchase price.

         Some leases provide for escalating guaranteed minimum rents throughout the lease terms. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 1998, 1997, and 1996, the Partnership recognized a loss of $51,142 (net of $155,528 in write-offs and $11,699 in reserves), and income of $81,244 (net of $17,548 in reserves) and $103,935 (net of $537 in reserves), respectively, of such rental income.

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 1998:

                1999                                      $ 2,329,253
                2000                                        2,402,277
                2001                                        2,451,812
                2002                                        2,466,895
                2003                                        2,458,306
                Thereafter                                 11,370,855
                                                     -----------------

                                                          $23,479,398
                                                     =================

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


3.       Land and Buildings on Operating Leases - Continued:

         Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include any amounts for future contingent rentals which may be received on the leases based on a percentage of the tenant's gross sales.

4.       Net Investment in Direct Financing Leases:

         The following lists the components of the net investment in direct financing leases at December 31:

                                                                               1998              1997
                                                                          ---------------- -----------------
                 Minimum lease payments
                     receivable                                                $7,212,677        $9,313,752
                 Estimated residual values                                      1,440,446         1,655,911
                 Less unearned income                                          (4,723,971 )      (6,198,018 )
                                                                          ---------------- -----------------
                                                                                3,929,152         4,771,645
                 Less allowance for impairment in
                     carrying value                                                    --           (62,804 )
                                                                          ---------------- ----------------
                 Net investment in direct financing
                     leases                                                    $3,929,152        $4,708,841
                                                                          ================ =================

         The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 1998:

                1999                                $ 486,632
                2000                                  488,772
                2001                                  501,492
                2002                                  501,492
                2003                                  501,492
                Thereafter                          4,732,797
                                              ----------------

                                                   $7,212,677
                                              ================

         The above table does not include future minimum lease payments for renewal periods or for contingent rental payments that may become due in future periods (See Note 3).

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


4.       Net Investment in Direct Financing Leases - Continued:

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

         In addition, in July 1997, the Partnership sold its property in Plattsmouth, Nebraska, to the tenant, for $700,000 and received net sales proceeds of $697,650, resulting in a gain of $156,401 for financial reporting purposes. This property was originally acquired by the Partnership in January 1990 and had a cost of approximately $561,000, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the property for approximately $138,400 in excess of its original purchase price.

         At December 31, 1997, the Partnership had established an allowance for impairment in carrying value in the amount of $62,804 for its property in Melbourne, Florida. The allowance represents the difference between
         (i) the carrying value of the net investment in the direct financing lease at December 31, 1997, and (ii) the net realizable value of the net investment in the direct financing lease based on the net sales proceeds received in February 1998 from the sale of the property (see
         Note 3).

         In June 1998, the Partnership sold its property in Bellevue, Nebraska, for which the building portion had been classified as a direct financing lease. In connection therewith, the gross investment (minimum lease payments receivable and estimated residual value) and unearned income relating to this property were removed from the accounts (see
         Note 3).

5.       Investment in Joint Ventures:

         The Partnership has a 3.9%, a 36 percent, a 14.46%, and an 18 percent interest in the profits and losses of Auburn Joint Venture, Show Low Joint Venture, Asheville Joint Venture, and a property in Clinton, North Carolina, held as tenants-in-common, respectively. The remaining interests in these joint ventures and the property held as tenants in common are held by affiliates of the Partnership which have the same general partners.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


5.       Investment in Joint Venture - Continued:

         In January 1997, Show Low Joint Venture, in which the Partnership owns a 36 percent interest, sold its property to the tenant for $970,000, resulting in a gain to the joint venture of approximately $360,000 for financial reporting purposes. The property was originally contributed to Show Low Joint Venture in July 1990 and had a cost of approximately $663,500, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the joint venture sold the property for approximately $306,500 in excess of its original purchase price. In June 1997, Show Low Joint Venture reinvested $782,413 of net sales proceeds in a property in Greensboro, North Carolina. During 1997, the Partnership received approximately $70,000 representing a return of capital, for its pro-rata share of the uninvested net sales proceeds.

         In October 1997, the Partnership and an affiliate, as tenants-in-common, sold the property in Yuma, Arizona, in which the Partnership owned a 51.67% interest, for a total sales price of $1,010,000 and received net sales proceeds of $982,025, resulting in a gain, to the tenancy-in-common, of approximately $128,400 for financial reporting purposes. The property was originally acquired in July 1994 and had a total cost of approximately $861,700, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the property was sold for approximately $120,300 in excess of its original purchase price. The Partnership received approximately $455,000 representing a return of capital for its pro-rata share of the net sales proceeds. In December 1997, the Partnership reinvested the amounts received as a return of capital from the sale of the Yuma, Arizona property, in a property in Vancouver, Washington, as tenants-in-common with affiliates of the general partners. The Partnership accounts for its investment in the property in Vancouver, Washington, using the equity method since the Partnership shares control with affiliates, and amounts relating to its investment are included in investment in joint ventures. As of December 31, 1998, the Partnership owned a 23.04% interest in the
         Vancouver, Washington, property owned with affiliates as tenants-in-common.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


5.       Investment in Joint Venture - Continued:

         In January 1998, the Partnership contributed approximately $558,800 and $694,800 to acquire a property in Overland Park, Kansas, and a property in Memphis, Tennessee, respectively, as tenants-in-common with affiliates of the general partners. As of December 31, 1998, the Partnership had a 34.74% and a 46.2% interest in the property in Overland Park, Kansas and Memphis, Tennessee, respectively. In June 1998, the Partnership contributed approximately $1,249,300 to acquire a property in Fort Myers, Florida, as tenants-in-common with an affiliate of the general partners. As of December 31, 1998, the Partnership had an 85 percent interest in the property in Fort Myers, Florida. The Partnership accounts for its investments in these properties using the equity method since the Partnership shares control with affiliates, and amounts relating to its investments are included in investment in joint ventures.

         In April 1998, the Partnership entered into a joint venture arrangement, Melbourne Joint Venture, with an affiliate of the general partners, to construct and hold one restaurant property. As of December 31, 1998, the Partnership had contributed approximately $494,900 to purchase land and pay construction costs relating to the property owned by the joint venture and has agreed to contribute an additional $31,300 to fund additional construction costs to the joint venture. At December 31, 1998, the Partnership had an approximate 50 percent interest in the profits and losses of the joint venture. The Partnership accounts for its investment in this joint venture under the equity method since the Partnership shares control with the affiliate.

         In September 1998, the Partnership entered into a joint venture arrangement, Warren Joint Venture, with an affiliate of the general partners to hold one restaurant property. As of December 31, 1998, the Partnership had contributed approximately $898,100 to the joint venture to acquire the restaurant property. As of December 31, 1998, the Partnership owned a 64.29% interest in the profits and losses of the joint venture. The Partnership accounts for its investment in this joint venture under the equity method since the Partnership shares control with the affiliate.

         Auburn Joint Venture, Show Low Joint Venture, Asheville Joint Venture, Melbourne Joint Venture, Warren Joint Venture, and the Partnership and affiliates as tenants-in-common in five separate tenancy-in-common arrangements, each own and lease one property to an

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


5.       Investment in Joint Venture - Continued:

         operator of national fast-food and family-style restaurants. The following presents the combined, condensed financial information for the joint ventures and the properties held as tenants-in-common with affiliates at December 31:

                                                                               1998                 1997
                                                                          ---------------      ---------------
                Land and buildings on operating
                    leases, less accumulated
                    depreciation                                              $9,030,392           $4,568,842
                Net investment in direct financing
                    leases                                                     3,331,869              911,559
                Cash                                                              12,138                7,991
                Receivables                                                       56,360               22,230
                Accrued rental income                                            237,451              160,197
                Other assets                                                       1,190                  414
                Liabilities                                                      105,868                7,557
                Partners' capital                                             12,563,532            5,663,676
                Revenues                                                       1,098,957              471,627
                Gain on sale of land and building                                     --              488,372
                Net income                                                       959,057              889,883

         The Partnership recognized income totalling $323,105, $280,331, and $97,381 for the years ended December 31, 1998, 1997, and 1996, respectively, from these joint ventures.

6.       Restricted Cash:

         As of December 31, 1997, net sales proceeds of $697,650 from the sale of the property in Plattsmouth, Nebraska, plus accrued interest of $11,577, were being held in an interest-bearing escrow account pending the release of funds by the escrow agent to acquire an additional property. In January 1998, the escrow agent released these funds to acquire the property in Memphis, Tennessee, with affiliates of the general partners, as tenants-in-common.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


7.       Receivables:

         In June 1997, the Partnership terminated the lease with the tenant of the property in Greensburg, Indiana. In connection therewith, the Partnership accepted a promissory note from this former tenant for $13,077 for amounts relating to past due real estate taxes the Partnership had incurred as a result of the former tenant's financial difficulties. The promissory note, which is uncollateralized, bears interest at a rate of ten percent per annum and is being collected in 36 monthly installments. Receivables at December 31, 1998 and 1997, included $9,561 and $13,631, respectively, of such amounts, including accrued interest of $554 in 1997.

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

         Generally, net sales proceeds from the sale of properties not in liquidation of the Partnership, to the extent distributed, will be distributed first to the limited partners in an amount sufficient to provide them with their 10% Preferred Return, plus the return of their adjusted capital contributions. The general partners will then receive, to the extent previously subordinated and unpaid, a one percent interest in all prior distributions of net cash flow and a return of their capital contributions. Any remaining sales proceeds will be distributed 95 percent to the limited partners and five percent to the general partners. Any gain from the sale of a property not in liquidation of the Partnership is, in general, allocated in the same manner as net sales proceeds are distributable. Any loss from the sale of a property is, in general, allocated first, on a pro rata basis, to partners with positive balances in their capital accounts; and thereafter, 95 percent to the limited partners and five percent to the general partners.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


8.       Allocations and Distributions:

         Generally, net sales proceeds from a liquidating sale of properties, will be used in the following order: i) first to pay and discharge all of the Partnership's liabilities to creditors, ii) second, to establish reserves that may be deemed necessary for any anticipated or unforeseen liabilities or obligations of the Partnership, iii) third, to pay all of the Partnership's liabilities, if any, to the general and limited partners, iv) fourth, after allocations of net income, gains and/or losses, to distribute to the partners with positive capital accounts balances, in proportion to such balances, up to amounts sufficient to reduce such positive balances to zero, and v) thereafter, any funds remaining shall then be distributed 95 percent to the limited partners and five percent to the general partners.

         During the years ended December 31, 1998, 1997, and 1996 the Partnership declared distributions to the limited partners of $3,220,000, $3,150,000 and $3,220,000, respectively. No distributions have been made to the general partners to date.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


9.       Income Taxes:

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                     1998              1997              1996
                                                                 --------------     ------------     --------------
           Net income for financial reporting purposes              $3,020,881       $2,899,882         $2,803,601

           Depreciation for tax reporting purposes in excess
               of depreciation for financial reporting purposes        (65,666 )        (92,303 )         (104,412 )

           Allowance for loss on land and building                          --          263,186             77,023

           Direct financing leases recorded as operating
               leases for tax reporting purposes                        63,868           67,392             68,177

           Gain and loss on sale of land and buildings for
               financial reporting purposes in excess of gain
               and loss on sale for tax reporting purposes            (543,697 )       (335,658 )            1,706

           Equity  in   earnings  of   unconsolidated   joint
               ventures for financial reporting purposes in excess
               of equity in earnings of  unconsolidated joint
               ventures for tax reporting purposes                     (14,400 )       (147,256 )              (49 )

           Allowance for doubtful accounts                             (39,597 )        369,935            (78,517 )

           Accrued rental income                                        51,142          (81,244 )         (103,935 )

           Rents paid in advance                                       (30,922 )         26,458             26,288

           Capitalization of transaction costs for tax
               reporting purposes                                       20,211               --                 --

           Minority interest in timing
               differences of consolidated joint
               venture                                                  14,513          (30,778 )            1,781
                                                                 --------------     ------------     --------------

           Net income for federal income tax
               purposes                                             $2,476,333       $2,939,614        $ 2,691,663
                                                                 ==============     ============     ==============

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


10.      Related Party Transactions:

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Group, Inc., the majority stockholder of CNL Fund Advisors, Inc. The other individual general partner, Robert
         A. Bourne, serves as treasurer, director and vice chairman of the board of CNL Fund Advisors, Inc. During the years ended December 31, 1998, 1997, and 1996, CNL Fund Advisors, Inc. (hereinafter referred to as the "Affiliate") performed certain services for the Partnership, as described below.

         During the years ended December 31, 1998, 1997, and 1996, the Affiliate acted as manager of the Partnership's properties pursuant to a management agreement with the Partnership. In connection therewith, the Partnership agreed to pay the Affiliate a management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures and the property held as tenants-in-common with an affiliate, but not in excess of competitive fees for comparable services. These fees are payable only after the limited partners receive their 10% Preferred Return. Due to the fact that these fees are noncumulative, if the limited partners have not received their 10% Preferred Return in any particular year, no management fees will be due or payable for such year. As a result of such threshold, no management fees were incurred during the years ended December 31, 1998, 1997, and 1996.

         The Affiliate is also entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Affiliate provides a substantial amount of services in connection with the sale. However, if the sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to receipt by the limited partners of their aggregate 10% Preferred Return, plus their adjusted capital contributions. No deferred, subordinated real estate disposition fees have been incurred since inception.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


10.      Related Party Transactions - Continued:

         During the years ended December 31, 1998, 1997, and 1996, the Affiliate provided accounting and administrative services to the Partnership on a day-to-day basis. The Partnership incurred $107,969, $87,877 and $95,420 for the years ended December 31, 1998, 1997, and 1996, respectively, for such services.

         The due to related parties at December 31, 1998 and 1997, totalled $19,403 and $32,019, respectively.

11.      Concentration of Credit Risk:

         The following schedule presents total rental and earned income from individual lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures and the properties held as tenants-in-common with affiliates), for each of the years ended December 31:

                                                                1998              1997               1996
                                                            -------------     -------------      -------------
                  Golden Corral Corporation                     $758,646          $751,866           $758,348
                  IHOP Properties, Inc.                          454,889               N/A                 --
                  Mid-America Corporation                        439,519           439,519            439,519
                  Restaurant Management
                      Services, Inc.                             438,257           478,750            511,040


                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


11.      Concentration of Credit Risk - Continued:

         In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures and the properties held as tenants-in-common with affiliates), for each of the years ended December 31:

                                                                1998              1997               1996
                                                            -------------     -------------      -------------
                  Golden Corral Family
                      Steakhouse Restaurants                    $758,646          $751,866           $758,348
                  IHOP Properties, Inc.                          454,889               N/A                 --
                  Burger King                                    453,634           496,487            455,764
                  Denny's                                            N/A           317,041                N/A
                  Hardee's                                           N/A               N/A            410,951

         The  information   denoted  by  N/A  indicates  that  for  each  period
         presented, the tenant and the chains did not represent more than ten percent of the Partnership's total rental and earned income.

         Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any one of these lessees or restaurant chains could significantly impact the results of operations of the Partnership if the Partnership is not able to re-lease the properties in a timely manner.

12.      Subsequent Event:

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 3,730,388 shares of its common stock, par value $0.01 per shares (the "APF Shares") which, for the purposes of valuing the merger consideration, have been valued by APF at $10.00 per APF Share, the price paid by APF investors in APF's most recent public offering. In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


12.      Subsequent Event:

         restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other assets were valued on a going concern basis (meaning the Partnership continues unchanged) at $36,721,726 as of December 31, 1998. Legg Mason Wood Walker, Incorporated has rendered a fairness opinion that the APF Share consideration, payable by APF, is fair to the Partnership from a financial point of view. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and, therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the third quarter of 1999, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

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

         James M. Seneff, Jr., age 52, is a principal stockholder of CNL Group, Inc., a diversified real estate company, and has served as its Chairman of the Board of Directors, a director and Chief Executive Officer since its formation in 1980. Mr. Seneff has been Chairman of the Board of Directors, director, and Chief Executive Officer of CNL Securities Corp. since its formation in 1979. Mr. Seneff also has held the position of Chairman of the Board of Directors, Chief Executive Officer, President and director of CNL Management Company, a registered investment advisor, since its formation in 1976, has served as Chief Executive Officer, Chairman of the Board and a director of CNL Investment Company, has served as Chief Executive Officer, a director and Chairman of the Board of Directors of Commercial Net Lease Realty, Inc., a publicly-traded REIT, listed on the NYSE, since 1992, served as Chief Executive Officer, a director and Chairman of the Board of Directors of CNL Realty Advisors, Inc. from its inception in May 1992 through December 1997, at which time such company merged with Commercial Net Lease Realty, Inc., and has held the position of Chief Executive Officer, Chairman of the Board and a director of CNL Institutional Advisors, Inc., a registered investment advisor, since its inception in December 1990. Mr. Seneff has served as Chairman of the Board of Directors of CNL American Properties Fund, Inc. since December 1994 and as a director and Chief Executive Officer since May 1994. Mr. Seneff has served as Chairman of the Board, Chief Executive Officer and a director of CNL Fund Advisors, Inc. since March 1994. Mr. Seneff has served as Chairman of the Board, Chief Executive Officer and a director of CNL Hospitality Properties, Inc. since June 1996 and of CNL Hospitality Advisors, Inc. since January 1997. Mr. Seneff has also served as Chairman of the Board, Chief Executive Officer and a director of CNL Health Care Properties, Inc. since December 1997 and CNL Health Care Advisors, Inc. since July 1997. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which advises the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more then $60 billion of retirement funds. Mr. Seneff has served as a member of the board of directors of First Union National Bank of Florida since May 1998 and has served as a member of the Orlando Advisory Board of First Union National Bank of Florida since March 1994. Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and rental of restaurants, office buildings, apartment complexes, hotels, and other real estate. Included in these real estate ventures are approximately 65 privately offered real estate limited partnerships in which Mr. Seneff, directly or through an affiliated entity, serves or has served as a general partner. Also included are CNL Income Fund, Ltd., CNL Income Fund II, Ltd., CNL Income Fund III, Ltd., CNL Income Fund IV, Ltd., CNL Income Fund V, Ltd., CNL Income Fund VII, Ltd., CNL Income Fund VIII, Ltd., CNL Income Fund IX, Ltd., CNL Income Fund X, Ltd., CNL Income Fund XI, Ltd., CNL Income Fund XII, Ltd., CNL Income Fund XIII, Ltd., CNL Income Fund XIV, Ltd., CNL Income Fund XV, Ltd., CNL Income Fund XVI, Ltd., CNL Income Fund XVII, Ltd. and CNL Income Fund XVIII, Ltd. (the "CNL Income Fund Partnerships"), public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Seneff serves as a general partner. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 51, is President and Treasurer of CNL Group, Inc., President, Treasurer, a director, and a registered principal of CNL
Securities Corp., President, Treasurer, and a director of CNL Investment Company, and Chief Investment Officer, a director and Treasurer of CNL Institutional Advisors, Inc., a registered investment advisor. Mr. Bourne served as President of CNL Institutional Advisor, Inc. from the date of its inception through July 1997. Mr. Bourne served as President of Commercial Net Lease Realty, Inc. from July 1992 through February 1996, served as Secretary and Treasurer from February 1996 through December 1997, and has served as a director since July 1992 and as Vice Chairman of the Board of Directors since February 1996. In addition, Mr. Bourne served as President of CNL Realty Advisors, Inc. from May 1992 through February 1996, served as Treasurer from February 1996 through December 1997, served as a director from May 1992 through December 31, 1997 and served as Vice Chairman from February 1996 through December 1997, at which time such company merged with Commercial Net Lease Realty, Inc. Mr. Bourne has served as a Vice Chairman of the Board of Directors and Treasurer of CNL American Properties Fund, Inc. since February 1999, has served as a director since May 1994 and previously served as President from May 1994 through February 1999. Mr. Bourne has served as a director of CNL Fund Advisors, Inc. since March 1994, has served as Treasurer and Vice Chairman of the Board of Directors since September 1997, and previously served as President from March 1994 through September 1997. Mr. Bourne has served as President and a director of CNL Hospitality Properties, Inc. since June 1996 and of CNL Hospitality Advisors, Inc. since January 1997. Mr. Bourne has served as President and director of CNL Health Care Properties, Inc. since December 1997 and CNL Health Care Advisors, Inc. since July 1997. Mr. Bourne, who joined CNL Securities Corp. in 1979, has participated as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and rental of restaurants, office buildings, apartment complexes, hotels, and other real estate. Included in these real estate ventures are approximately 64 privately offered real estate limited partnerships in which Mr. Bourne, directly or through an affiliated entity, serves or has served as a general partner. Also included are the CNL Income Fund Partnerships, public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Bourne serves as a general partner. Mr. Bourne formerly was a certified public accountant with Coopers & Lybrand and a partner in the firm of Bourne & Rose, P.A. Mr. Bourne received a B.A. in Accounting, with honors, from Florida State University in 1970.

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

         CNL Fund Advisors, Inc. provides certain management services in connection with the Partnership and its Properties. CNL Fund Advisors, Inc. is a corporation organized in 1994 under the laws of the State of Florida, and its principal office is located at 400 East South Street, Orlando, Florida 32801. CNL Fund Advisors, Inc. is a majority owned subsidiary of CNL Group, Inc., a diversified real estate company, and was organized to perform property acquisition, property management and other services.

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

         Curtis B. McWilliams, age 43, joined CNL Group, Inc. in April 1997 and currently serves as an Executive Vice President. In addition, Mr. McWilliams has served as President of CNL Fund Advisors, Inc. and as President of the Restaurant and Financial Services Groups within CNL Group, Inc. since April 1997. Mr. McWilliams has served as President of CNL American Properties Fund, Inc. since February 1999 and previously served as Executive Vice President from February 1998 through February 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co., most recently as Chairman of Merrill Lynch's Private Advisory Services until March 1997. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Masters of Business Administration with a concentration in finance from the University of Chicago in 1983.

         John T. Walker, age 40, has served as Executive Vice President of CNL American Properties Fund, Inc. since January 1996, as Chief Operating Officer since March 1995, and previously served as Senior Vice President since December 1994. In addition, Mr. Walker has served as Executive Vice President of CNL Fund Advisors, Inc. since January 1996, Chief Operating Officer since April 1995, and previously served as Senior Vice President from November 1994 through January 1996. In addition, Mr. Walker previously served as Executive Vice President of CNL Hospitality Properties, Inc. and CNL Hospitality Advisors, Inc. From May 1992 to May 1994, Mr. Walker, a certified public accountant, was Executive Vice President for Finance and Administration and Chief Financial Officer of Z Music, Inc., a cable television network (subsequently acquired by Gaylord Entertainment), where he was responsible for overall financial and administrative management and planning. From January 1990 through April 1992, Mr. Walker was Chief Financial Officer of the First Baptist Church in Orlando, Florida. From April 1984 through December 1989, he was a partner in the accounting firm of Chastang, Ferrell & Walker, P.A., where he was the partner in charge of audit and consulting services, and from 1981 to 1984, Mr. Walker was a Senior Consultant/Audit Senior at Price Waterhouse. Mr. Walker is a Cum Laude graduate of Wake Forest University with a B.S. in Accountancy and is a certified public accountant.

         Lynn E. Rose, age 50, a certified public accountant, has served as Secretary of CNL American Properties Fund, Inc. since December 1994 and served as Treasurer from December 1994 through February 1999. Ms. Rose has served as a director and Secretary of CNL Fund Advisors, Inc. since March 1994, and as Treasurer from the date of its inception through June 30, 1997. Ms. Rose has served as Secretary of CNL Group, Inc. since 1987, as Chief Financial Officer of CNL Group, Inc. since December 1993, and served as Controller of CNL Group, Inc. from 1987 until December 1993. In addition, Ms. Rose has served as Chief Financial Officer and Secretary of CNL Securities Corp. since July 1994. She has served as Chief Operating Officer, Vice President and Secretary of CNL Corporate Services, Inc. since November 1994. Ms. Rose also has served as Chief Financial Officer and Secretary of CNL Institutional Advisors, Inc. since its inception in 1990, as Treasurer of CNL Realty Advisors, Inc. from 1991 to February 1996, and as Secretary and a director of CNL Realty Advisors, Inc. since its inception in 1991 until December 31, 1997, at which time CNL Realty Advisors, Inc. merged with Commercial Net Lease Realty, Inc. In addition, Ms. Rose served as Secretary and Treasurer of Commercial Net Lease Realty, Inc. from 1992 to February 1996. Ms. Rose also serves as Secretary and Treasurer of CNL Hospitality Properties, Inc. and CNL Health Care Properties, Inc. and as Secretary, Treasurer and a director of CNL Hospitality Advisors, Inc. and CNL Health Care Advisors, Inc. Ms. Rose also currently serves as Secretary for approximately 50 additional corporations. Ms. Rose oversees the legal compliance, accounting, tenant compliance, and reporting for over 250 corporations, partnerships and joint ventures. Prior to joining CNL, Ms. Rose was a partner with Robert A. Bourne in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Ms. Rose holds a B.A. in Sociology from the University of Central Florida.

         Jeanne A. Wall, age 40, has served as Executive Vice President of CNL American Properties Fund, Inc. since December 1994. Ms. Wall has served as Executive Vice President of CNL Fund Advisors, Inc. since November 1994, and previously served as Vice President from March 1994 through November 1994. Ms. Wall has served as Chief Operating Officer of CNL Investment Company and of CNL Securities Corp. since November 1994 and has served as Executive Vice President of CNL Investment Company since January 1991. Ms. Wall joined CNL Securities Corp. in 1984. In 1985, Ms. Wall became Vice President of CNL Securities Corp. In 1987, she became Senior Vice President and in July 1997 she became Executive Vice President of CNL Securities Corp. In this capacity, Ms. Wall serves as national marketing and sales director and oversees the national marketing plan for the CNL investment programs. In addition, Ms. Wall oversees product development, partnership administration and investor services for programs offered through participating brokers and corporate communications for CNL Group, Inc. and its affiliates. Ms. Wall also has served as Senior Vice President of CNL Institutional Advisors, Inc., a registered investment advisor, from 1990 to 1993, as Vice President of CNL Realty Advisors, Inc. since its inception in 1991 until December 31, 1997, at which time CNL Realty Advisors, Inc. merged with Commercial Net Lease Realty, Inc., and served as Vice President of Commercial Net Lease Realty, Inc. from 1992 through December 31, 1997. In addition, Ms. Wall serves as Executive Vice President of CNL Hospitality Properties, Inc., CNL Hospitality Advisors, Inc., CNL Health Care Properties, Inc. and CNL Health Care Advisors, Inc. Ms. Wall holds a B.A. in Business Administration from Linfield College and is a registered principal of CNL Securities Corp. Ms. Wall currently serves as a trustee on the board of the Investment Program Association and on the Direct Participation Program committee for the National Association of Securities Dealers (NASD).

         Steven D. Shackelford, age 35, a certified public accountant, has served as Chief Financial Officer of CNL American Properties Fund, Inc. since January 1997 and as Chief Financial Officer of CNL Fund Advisors, Inc. since September 1996. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he served as a manager in the Price Waterhouse, Paris, France office serving several multinational clients. Mr. Shackelford was an audit staff and audit senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a B.A. in Accounting, with honors, and a Masters of Business Administration from Florida State University.


Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of March 11, 1999, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of March 11, 1999, the beneficial ownership interests of the General Partners in the Registrant.


                  Title of Class                 Name of Partner                     Percent of Class
         General Partnership Interests           James M. Seneff, Jr.                       45%
                                                 Robert A. Bourne                           45%
                                                 CNL Realty Corporation                     10%
                                                                                           ----
                                                                                           100%


         Neither the General Partners, nor any of their affiliates, owns any interest in the Registrant, except as noted above. On March 11, 1999, the Registrant entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF") pursuant to which the Registrant would be merged with and into a subsidiary of APF (the "Merger"). For further discussion, see
Item 8.  Financial  Statements  and  Supplementary  Data -- Note 12.  Subsequent
Event.

Item 13.  Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 1998, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

                                                                                                 Amount Incurred
       Type of Compensation                                                                       For the Year
             and Recipient                           Method of Computation                   Ended December 31, 1998
     -------------------------                       ---------------------                   -----------------------
Reimbursement     to    affiliates    for     Operating  expenses  are  reimbursed     Operating   expenses   incurred   on
operating expenses                            at the  lower of cost or 90  percent     behalf of the Partnership: $103,157
                                              of  the  prevailing  rate  at  which
                                              comparable  services could have been     Accounting    and     administrative
                                              obtained  in  the  same   geographic     services:  $107,969
                                              area.   Affiliates  of  the  General
                                              Partners  from  time to  time  incur
                                              certain   operating    expenses   on
                                              behalf of the  Partnership for which
                                              the   Partnership   reimburses   the
                                              affiliates without interest.

Annual,  subordinated  manage-ment fee to     One  percent  of the  sum  of  gross        $ - 0 -
affiliates                                    operating  revenues from  Properties
                                              wholly  owned  by the  Partnership
                                              plus the  Partnership's  allocable
                                              share of gross  revenues  of joint
                                              ventures in which the  Partnership
                                              is a co-venturer  and the Property
                                              owned   with   an   affiliate   as
                                              tenants-in-common, subordinated to
                                              certain  minimum  returns  to  the
                                              Limited  Partners.  The management
                                              fee  will not  exceed  competitive
                                              fees for comparable services.  Due
                                              to the fact  that  these  fees are
                                              non-cumulative,   if  the  Limited
                                              Partners  have not received  their
                                              10%   Preferred   Return   in  any
                                              particular   year,  no  management
                                              fees  will be due or  payable  for
                                              such year.





                                                                                                 Amount Incurred
       Type of Compensation                                                                       For the Year
           and Recipient                             Method of Computation                   Ended December 31, 1998
     ------------------------                        ---------------------                   -----------------------
Deferred,    subordinated   real   estate     A   deferred,    subordinated   real        $ - 0 -
disposition fee payable to affiliates         estate   disposition   fee,  payable
                                              upon   sale   of   one   or   more
                                              Properties,  in an amount equal to
                                              the  lesser of (i)  one-half  of a
                                              competitive       real      estate
                                              commission,  or (ii) three percent
                                              of  the   sales   price   of  such
                                              Property or Properties. Payment of
                                              such  fee  shall  be made  only if
                                              affiliates of the General Partners
                                              provide  a  substantial  amount of
                                              services  in  connection  with the
                                              sale of a Property  or  Properties
                                              and  shall  be   subordinated   to
                                              certain  minimum  returns  to  the
                                              Limited Partners.  However, if the
                                              net sales  proceeds are reinvested
                                              in a replacement Property, no such
                                              real estate  disposition  fee will
                                              be incurred until such replacement
                                              Property is sold and the net sales
                                              proceeds are distributed.

General        Partners'        deferred,     A   deferred,   subordinated   share        $ - 0 -
sub-ordinated  share of  Partnership  net     equal to one percent of  Partnership
cash flow                                     distributions   of  net  cash  flow,
                                              subordinated   to  certain   minimum
                                              returns to the Limited Partners.

General        Partners'        deferred,     A   deferred,   subordinated   share        $ - 0 -
sub-ordinated  share of  Partnership  net     equal    to    five    percent    of
sales  proceeds  from a sale or sales not     Partnership  distributions  of  such
in liquidation of the Partnership             net sales proceeds,  subordinated to
                                              certain   minimum   returns  to  the
                                              Limited Partners.






                                                                                                 Amount Incurred
       Type of Compensation                                                                       For the Year
           and Recipient                             Method of Computation                   Ended December 31, 1998
     ------------------------                        ---------------------                   -----------------------
General  Partners'  share of  Partnership     Distributions  of net sales proceeds        $ - 0 -
net sales  proceeds  from a sale or sales     from   a   sale    or    sales    of
in liquidation of the Partnership             substantially     all     of     the
                                              Partnership's   assets   will   be
                                              distributed in the following order
                                              or priority: (i) first, to pay all
                                              debts  and   liabilities   of  the
                                              Partnership   and   to   establish
                                              reserves; (ii) second, to Partners
                                              with  positive   capital   account
                                              balances,   determined  after  the
                                              allocation  of  net  income,   net
                                              loss, gain and loss, in proportion
                                              to such  balances,  up to  amounts
                                              sufficient to reduce such balances
                                              to zero; and (iii) thereafter, 95%
                                              to the Limited  Partners and 5% to
                                              the General Partners.

         As discussed above in Item 8. Financial Statements and Supplementary Data -- Note 12. Subsequent Event, the Registrant has entered into an Agreement and Plan of Merger, dated March 11, 1999, with APF pursuant to which the Registrant would be merged with and into a subsidiary of APF in exchange for the issuance of APF Shares. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger. If the Merger is approved by Limited Partners holding units greater than 50% of the outstanding units of the Registrant, the General Partners of the Registrant would receive certain benefits, including:

         o With respect to their ownership in the Registrant, the General Partners will be issued approximately 37,724 shares of APF common stock, par value $0.01 per share.

         o        Following  the  Merger,  James M.  Seneff,  Jr.  and Robert A.
                  Bourne, the individual General Partners, will continue to serve as directors of APF, with Mr. Seneff serving as Chairman and Mr. Bourne serving as Vice Chairman. As APF directors, they may also be entitled to receive stock options under any stock option plan adopted by APF.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)       The following documents are filed as part of this report.

          1.  Financial Statements

                  Report of Independent Accountants

                  Balance Sheets at December 31, 1998 and 1997

                  Statements of Income for the years ended December 31, 1998, 1997, and 1996

                  Statements of Partners' Capital for the years ended December 31, 1998, 1997, and 1996

                  Statements of Cash Flows for the years ended December 31, 1998, 1997, and 1996

                  Notes to Financial Statements

          2.  Financial Statement Schedules

                  Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1998, 1997 and 1996

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 1998

                  Notes  to  Schedule   III  -  Real   Estate  and   Accumulated
                  Depreciation at December 31, 1998

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

         27       Financial Data Schedule (Filed herewith.)

(b) The Registrant filed no reports on Form 8-K during the period from October 1, 1998 through December 31, 1998.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 1999.

                                     CNL INCOME FUND VI, LTD.

                                     By:      CNL REALTY CORPORATION
                                              General Partner

                                              /s/ Robert A. Bourne
                                              -----------------------------
                                              ROBERT A. BOURNE, President


                                     By:      ROBERT A. BOURNE
                                              General Partner

                                              /s/ Robert A. Bourne
                                              ----------------------------
                                              ROBERT A. BOURNE


                                     By:      JAMES M. SENEFF, JR.
                                              General Partner

                                              /s/ James M. Seneff, Jr.
                                              -----------------------------
                                              JAMES M. SENEFF, JR.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                                    Title                                   Date
/s/ Robert A. Bourne                       President,   Treasurer  and  Director              March 29, 1999
---------------------------
Robert A. Bourne                           (Principal  Financial and  Accounting
                                           Officer)

/s/ James M. Seneff, Jr.                   Chief Executive  Officer and Director              March 29, 1999
---------------------------
James M. Seneff, Jr.                       (Principal Executive Officer)


                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 1998, 1997, and 1996


                                                          Additions                             Deductions
                                                -------------------------------       --------------------------------
                                                                                                          Collected
                                                                                                          or Deter-
                                  Balance at     Charged to       Charged to            Deemed            mined to       Balance
                                  Beginning      Costs and          Other             Uncollec-            be Col-       at End
   Year          Description       of Year        Expenses         Accounts             tible             lectible       of Year
  --------     ----------------  -------------  -------------    --------------       ------------       ------------  -----------
   1996        Allowance for
                   doubtful
                   accounts (a)     $ 203,569         $  --          $ 11,762   (b)     $ 78,084   (c)      $ 11,658     $ 125,589
                                 =============  =============    ==============       ============       ============  ===========

  1997         Allowance for
                   doubtful
                   accounts (a)     $ 125,589         $  --         $ 285,570   (b)      $ 1,914   (c)      $ 18,590     $ 390,655
                                 =============  =============    ==============       ============       ============  ===========

  1998         Allowance for
                   doubtful
                   accounts (a)     $ 390,655         $  --          $ 46,023   (b)     $ 12,264   (c)      $ 61,657     $ 362,757
                                 =============  =============    ==============       ============       ============  ===========




         (a) Deducted from receivables and accrued rental income on the balance sheet.

         (b) Reduction of rental and other income.

         (c) Amounts written off as uncollectible.



                                                                   CNL INCOME FUND VI, LTD.
                                                                (A Florida Limited Partnership)

                                                    SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                       December 31, 1998

                                                                                         Costs Capitalized
                                                                                           Subsequent to
                                                                  Initial Cost              Acquisition
                                                         ---------------------------  --------------------
                                          Encum-                      Buildings and    Improve-   Carrying
                                         brances            Land      Improvements      ments      Costs
                                       -----------       ----------   --------------  ----------  --------
Properties the Partnership
   has Invested in Under
   Operating Leases:

     Bertucci's:
       Marietta, Georgia                    -              $399,885       $712,762           -         -

     Burger King Restaurants:
       Sevierville, Tennessee               -               352,845        609,006           -         -
       Walker Springs, Tennessee            -               370,839        563,193           -         -
       Broadway, Tennessee                  -               421,258        539,964           -         -
       Greeneville, Tennessee               -               318,817        642,538           -         -

     Church's Fried Chicken
       Restaurant:
         Orlando,Florida                    -               177,440        270,985           -         -

     Golden Corral Family
      Steakhouse Restaurants:
        Alburguerque, New Mexico            -               717,708      1,018,823           -         -
           Amarillo, Texas                  -               773,627        908,171           -         -
           Lawton, Oklahoma                 -               559,095        838,642           -         -
           El Paso, Texas                   -               670,916              -     837,317         -

     Hardee's Restaurants:
       Greensburg, Indiana                  -               222,559              -     640,529         -
       Springfield, Tennessee               -               203,159        413,221           -         -

     IHOP:
       Elgin, Illinois                      -               426,831              -           -         -
       Manassas, Virginia                   -               366,992        759,788           -         -

     Jack in the Box Restaurant:
       San Antonio, Texas                   -               272,300              -           -         -

     KFC Restaurants:
       Caro, Michigan                       -               150,804              -     373,558         -
       Gainesville, Florida                 -               321,789        287,429           -         -

     Popeyes Famous Fried
       Chicken Restaurants:
         Jacksonville, Florida              -               121,901        190,505     123,663         -
         Jacksonville, Florida              -               141,356        185,933     132,144         -
         Gainesville, Florida               -                83,542        208,564     192,227         -
         Jacksonville, Florida              -                93,914        158,543     163,399         -
         Tallahassee, Florida               -               116,019        233,858     177,915         -

     Shoney's Restaurants:
       Nashville, Tennessee                 -               320,540        531,507           -         -

     Taco Bell Restaurants:
       Detroit, Michigan                    -               171,240              -     385,709         -

     Waffle House Restaurants:
       Clearwater Florida                   -               130,499        268,580           -         -
       Roanoke, Virginia                    -               119,533        236,219           -         -
       Atlantic Beach, Florida              -               141,627        263,021           -         -

     Other:
       Hermitage, Tennessee                 -               391,156              -     720,026         -
                                                       ------------  -------------  ----------  --------

                                                         $8,558,191     $9,841,252  $3,746,487        -
                                                       ============  =============  ==========  ========

Property of Joint Venture
   in Which the Partnership
   has a 36% Interest and has
   Invested in Under an
   Operating Lease:

     Darryl's Restaurant:
       Greensboro, North Carolina           -              $261,013              -           -         -
                                                       ============  =============  ==========  ========

Property of Joint Venture
   in Which the Partnership
   has a 3.9% Interest and has
   Invested in Under an
   Operating Lease:

     KFC Restaurant:
       Auburn, Massachusetts                -              $484,362              -           -         -
                                                       ============  =============  ==========  ========

Property of Joint Venture
   in Which the Partnership
   has a 14.46% Interest and has
   Invested in Under an
   Operating Lease:

     Burger King Restaurant:
       Asheville, North Carolina            -              $438,695       $450,432           -         -
                                                       ============  =============  ==========  ========

Property in Which the Partner-
   ship has a 18% Interest
   as Tenants-in-Common and
   has Invested in Under an
   Operating Lease:

     Golden Corral Family
      Steakhouse Restaurant:
       Clinton, North Carolina              -              $138,382       $676,588           -         -
                                                       ============  =============  ==========  ========


Property in Which the Partner-
   ship has a 23.04% Interest
   as Tenants-in-Common and
   has Invested in Under an
   Operating Lease:

     Chevy's Fresh Mex Restaurant:
       Vancouver, Washington                -              $875,659     $1,389,366           -         -
                                                       ============  =============  ==========  ========

Property in Which Partnership
   has a 46.20% Interest as
   Tenants-in-Common has
   Invested in Under an
   Operating Lease:

     IHOP Restaurant:
       Memphis, Tennessee                   -              $678,890       $825,076           -         -
                                                       ============  =============  ==========  ========

Property of Joint Venture
   in Which the Partnership
   has a 50% Interest and
   has Invested in Under an
   Operating Lease:

     5 & Diner Restaurant:
       Melbourne, Florida                   -              $439,281       $603,584           -         -
                                                       ============  =============  ==========  ========

Property in Which the Partnership
   has a 85% Interest as
   Tenants-in-Common and
   has Invested in Under an
   Operating Lease:

     Bennigan's Restaurant:
       Fort Myers, Florida                  -              $638,026              -           -         -
                                                       ============  =============  ==========  ========

Property of Joint Venture
   in Which the Partnership
   has a 64.29% Interest and
   has Invested in Under an
   Operating Lease:

     IHOP Restaurant:
       Warren,nMichiganan                   -              $507,965       $889,080           -         -
                                                       ============  =============  ==========  ========



Properties the Partnership
   has Invested in Under
   Direct Financing Leases:

     Denny's Restaurant:
       Cheyenne, Wyoming                    -              $162,209       $648,839           -         -
       Broken Arrow, Oklahoma               -               164,640        559,972           -         -

     IHOP:
       Elgin, Illinois                      -                -           1,057,282           -         -

     Hardee's Restaurant:
       Waynesburg, Ohio                     -               136,242        441,299           -         -

     Jack in the Box Restaurant:
       San Antonio, Texas                   -                     -        420,568           -         -

     Other:
       Chester, Pennsylvania (g)            -                98,009              -     495,472         -
                                                       ------------  -------------  ----------  --------

                                            -              $561,100     $3,127,960    $495,472         -
                                                       ============  =============  ==========  ========

Property of Joint Venture in
   Which the Partnership has a
   3.9% Interest and has
   Invested in Under a Direct
   Financing Lease:

     KFC Restaurant:
       Auburn, Massachusetts                -                     -              -    $434,947         -
                                                       ============  =============  ==========  ========

Property of Joint Venture
   in Which the Partnership
   has a 36% Interest and
   has Invested in Under
   a Direct Financing Lease

     Darryl's Restaurant:
       Greensboro, North Carolina           -                     -              -    $521,400         -
                                                       ============  =============  ==========  ========

Property in Which the Partnerhsip
   has a 34.74% Interest as
   Tenants-in-Common and
   has Invested in Under
   a Direct Financing Lease:

     IHOP Restaurant:
       Overland Park, Kansas                -              $335,374     $1,273,134           -         -
                                                       ============  =============  ==========  ========

Property in Which the Partnership
   has a 85% Interest as
   Tenants-in-Common and
   has Invested in Under
   a Direct Financing Lease:

     Bennigan's Restaurant:
       Fort Myers, Florida                  -                     -       $831,741           -         -
                                                       ============  =============  ==========  ========





            Gross Amount at Which                                             Life on Which
           Carried at Close of Period (c)                                    Depreciation in
 ----------------------------------------                 Date                Latest Income
               Buildings and              Accumulated   of Con-     Date      Statement is
    Land       Improvements     Total     Depreciation struction  Acquired     Computed
 ------------  ------------  ------------ -----------  ---------  --------   -------------





   $399,885      $712,762    $1,112,647      $43,911    1993       02/97          (b)


    352,845       609,006       961,851      182,479    1986       01/90          (b)
    370,839       563,193       934,032      168,495    1986       01/90          (b)
    421,258       539,964       961,222      161,792    1985       01/90          (b)
    318,817       642,538       961,355      192,527    1988       01/90          (b)



    177,440       270,985       448,425       78,375    1985       04/90          (b)



    717,708     1,018,823     1,736,531      306,211    1989       12/89          (b)
    773,627       908,171     1,681,798      272,949    1989       12/89          (b)
    559,095       838,642     1,397,737      252,052    1989       12/89          (b)
    670,916       837,317     1,508,233      234,984    1990       04/90          (b)


    222,559       640,529       863,088      163,799    1989       07/89          (b)
    203,159       413,221       616,380      111,777    1990       11/90          (b)


    426,831            (f)      426,831            -    1997       12/97          (d)
    366,992       759,788     1,126,780       25,462    1986       12/97          (b)


    272,300            (f)      272,300            -    1990       08/90          (d)


    150,804       373,558       524,362      108,955    1990       03/90          (b)
    321,789       287,429       609,218       78,249    1985       11/90          (b)



    121,901       314,168       436,069       89,255    1985       04/90          (b)
    141,356       318,077       459,433       90,519    1985       04/90          (b)
     83,542       400,791       484,333      111,260    1990       04/90          (b)
     93,914       321,942       415,856       89,634    1985       04/90          (b)
    116,019       411,773       527,792      115,033    1985       04/90          (b)


    320,540       531,507       852,047      164,623    1988       09/89          (b)


    171,240       385,709       556,949      114,832    1990       01/89          (b)


    130,499       268,580       399,079       80,304    1988       01/90          (b)
    119,533       236,219       355,752       70,628    1987       01/90          (b)
    141,627       263,021       404,648       78,354    1986       01/90          (b)


    391,156       720,026     1,111,182      199,627    1990       02/90          (b)
-----------  ------------  ------------  -----------

$8,558,191   $13,587,739   $22,145,930   $3,586,086
===========  ============  ============  ===========








   $261,013            (f)     $261,013            -     1974      06/97          (d)
===========                ============  ===========








   $484,362            (f)     $484,362            -    1989       01/90          (d)
===========                ============  ===========








   $438,695      $450,432      $889,127     $116,948    1986       03/91          (b)
===========  ============  ============  ===========









   $138,382      $676,588      $814,970      $66,274    1996       01/96          (b)
===========  ============  ============  ===========









   $875,659    $1,389,366    $2,265,025      $46,437    1994       12/97          (b)
===========  ============  ============  ===========








   $678,890      $825,076    $1,503,966      $26,642     -         01/98          (b)
===========  ============  ============  ===========








   $439,281      $603,584    $1,042,865         $937     -         04/98          (b)
===========  ============  ============  ===========








   $638,026            (f)     $638,026            -     -         06/98          (d)
===========                ============  ===========








   $507,965      $889,080    $1,397,045       $8,769     -         09/98          (b)
===========  ============  ============  ===========








         (f)           (f)           (f)          (e)   1980       12/89          (e)
         (f)           (f)           (f)          (e)   1982       08/95          (e)


          -            (f)           (f)          (e)   1997       12/97          (e)


         (f)           (f)           (f)          (e)   1990       11/90          (e)


          -            (f)           (f)          (d)   1990       08/90          (d)


         (f)           (f)           (f)          (e)   1991       12/89          (e)












          -            (f)           (f)          (d)   1989       01/90          (d)
===========








          -            (f)           (f)          (d)   1974       06/97          (d)
===========








   $335,374    $1,273,134            (f)          (d)    -         01/98          (d)
===========  ============








          -            (f)           (f)          (d)    -         06/98          (d)
===========



                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 1998



  (a) Transactions in real estate and accumulated depreciation during 1998, 1997, and 1996, are summarized as follows:

                                                                                            Accumulated
                                                                              Cost         Depreciation
                                                                         ----------------  --------------
                Properties the Partnership has Invested
                    in Under Operating Leases:

                        Balance, December 31, 1995                         $  25,328,432     $ 2,717,746
                        Dispositions                                            (980,904 )       (34,279 )
                        Depreciation expense                                          --         481,683
                                                                         ----------------  --------------

                        Balance, December 31, 1996                            24,347,528       3,165,150
                        Acquisitions                                           2,791,258              --
                        Dispositions                                          (2,748,363 )      (309,754 )
                        Depreciation expense                                          --         471,938
                                                                         ----------------  --------------

                        Balance, December 31, 1997                            24,390,423       3,327,334
                        Dispositions                                          (2,244,493 )      (198,206 )
                        Depreciation expense                                          --         456,958
                                                                         ----------------  --------------

                        Balance, December 31, 1998                         $  22,145,930     $ 3,586,086
                                                                         ================  ==============

                Property of Joint Venture in Which the
                    Partnership  has a 36% Interest and
                    has Invested in Under an
                    Operating lease:

                        Balance, December 31, 1995                           $   721,893      $  147,919
                        Depreciation expense                                          --          20,846
                                                                         ----------------  --------------

                        Balance, December 31, 1996                               721,893         168,765
                        Acquisitions                                             261,013              --
                        Dispositions                                            (721,893 )      (170,478 )
                        Depreciation expense                                          --           1,713
                                                                         ----------------  --------------

                        Balance, December 31, 1997                               261,013              --
                        Depreciation expense (d)                                      --              --
                                                                         ----------------  --------------

                        Balance, December 31, 1998                           $   261,013        $     --
                                                                         ================  ==============

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 1998

                                                                                               Accumulated
                                                                              Cost             Depreciation
                                                                         ----------------      ----------------
                    Property of joint venture in Which the
                        Partnership has a 3.9% Interest and
                        has Invested in Under an Operating
                        Lease:

                        Balance, December 31, 1995                           $   484,362              $    --
                        Depreciation expense (d)                                      --                   --
                                                                         ----------------      ----------------

                        Balance, December 31, 1996                               484,362                    --
                        Depreciation expense (d)                                       --                    --
                                                                         ----------------      ----------------

                        Balance, December 31, 1997                               484,362                    --
                        Depreciation expense (d)                                       --                    --
                                                                         ----------------      ----------------

                        Balance, December 31, 1998                           $   484,362             $     --
                                                                         ================      ================

                    Property of Joint  Venture  in Which
                        the  Partnership  has a
                        14.46%  Interest  and has
                        Invested in Under an Operating
                        Lease:

                          Balance, December 31, 1995                         $   889,127            $  71,905
                          Depreciation expense                                        --               15,014
                                                                         ----------------      ----------------

                          Balance, December 31, 1996                             889,127               86,919
                          Depreciation expense                                        --               15,014
                                                                         ----------------      ----------------

                          Balance, December 31, 1997                             889,127              101,933
                          Depreciation expense                                        --               15,015
                                                                         ----------------      ----------------

                          Balance, December 31, 1998                          $  889,127           $  116,948
                                                                         ================      ================

                    Property of Joint  Venture  in Which
                        the  Partnership  has a
                        64.29%  Interest  and has
                        Invested in Under an Operating
                        Lease:

                          Balance, December 31, 1997                             $    --              $    --
                          Acquisitions                                         1,397,045                   --
                          Depreciation expense                                        --                8,769
                                                                         ----------------      ----------------

                          Balance, December 31, 1998                         $ 1,397,045            $   8,769
                                                                         ================      ================

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 1998

                                                                                                Accumulated
                                                                               Cost             Depreciation
                                                                          ---------------       --------------
                    Property in Which the  Partnership
                      has an 18%  Interest  as
                      Tenants-in-Common  and has
                      Invested in Under an Operating
                      Lease:

                         Balance, December 31, 1995                               $    --             $    --
                         Acquisitions                                             814,970                  --
                         Depreciation expense                                          --              21,168
                                                                          ---------------       --------------

                         Balance, December 31, 1996                            $  814,970          $   21,168
                         Depreciation expense                                          --              22,427
                                                                          ---------------       --------------

                         Balance, December 31, 1997                               814,970              43,595
                         Depreciation expense                                          --              22,679
                                                                          ---------------       --------------

                         Balance, December 31, 1998                            $  814,970          $   66,274
                                                                          ===============       ==============

                    Property in Which the  Partnership
                      has a 23.04% Interest as
                      Tenants-in-Common  and has
                      Invested in Under an Operating
                      Lease:

                         Balance, December 31, 1996                               $    --             $    --
                         Acquisition                                            2,265,025                  --
                         Depreciation expense                                          --                 127
                                                                          ---------------       --------------

                         Balance, December 31, 1997                           $ 2,265,025            $    127
                         Depreciation expense                                          --              46,310
                                                                          ---------------       --------------

                         Balance, December 31, 1998                           $ 2,265,025           $  46,437
                                                                          ===============       ==============

                    Property in Which the  Partnership
                      has a 46.20% Interest as
                      Tenants-in-Common  and has
                      Invested in Under an Operating
                      Lease:

                         Balance, December 31, 1997                               $    --              $   --
                         Acquisitions                                           1,503,966                  --
                         Depreciation expense                                          --              26,642
                                                                          ---------------       --------------

                         Balance, December 31, 1998                           $ 1,503,966            $ 26,642
                                                                          ===============       ==============

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 1998

                                                                                                Accumulated
                                                                               Cost             Depreciation
                                                                          ---------------       --------------
                    Property of Joint Venture in Which
                        the Partnership has a 50%
                        Interest and has Invested in
                        Under an Operating Lease:

                            Balance, December 31, 1997                            $   --                $  --
                            Acquisition                                        1,042,865                   --
                            Depreciation expense                                      --                  937
                                                                          ---------------       --------------

                            Balance, December 31, 1998                       $ 1,042,865             $    937
                                                                          ===============       ==============

                    Property in Which  the  Partnership
                        has a 85%  Interest  as
                        Tenants-in-Common and has Invested
                        in Under an Operating
                        Lease:

                            Balance, December 31, 1997                            $   --                $  --
                            Acquisition                                          638,026                   --
                            Depreciation expense                                      --                   --
                                                                          ---------------       --------------

                            Balance, December 31, 1998                        $  638,026                $  --
                                                                          ===============       ==============

  (b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

  (c) As of December 31, 1998, the aggregate cost of the Properties owned by the Partnership and its consolidated joint venture, and the unconsolidated joint ventures (including the two Properties held as tenants-in-common) for federal income tax purposes was $25,492,208 and $12,463,859, respectively. All of the leases are treated as operating leases for federal income tax purposes.

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

                                December 31, 1998


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

                                    EXHIBITS

                                  EXHIBIT INDEX


Exhibit Number

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