Form 10-Q
period 1999-03-31
CNL INCOME FUND VI LTD
filed 1999-05-17
CIK 837986

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                 For the quarterly period ended March 31, 1999
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

 For the transition period from _____________________ to _____________________


                             Commission file number
                                     0-19144
                     ---------------------------------------


                            CNL Income Fund VI, Ltd.
   --------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                       Florida                                                        59-2922954
------------------------------------------------------              ------------------------------------------------
(State or other jurisdiction of                                                    (I.R.S. Employer
incorporation or organization)                                                    Identification No.)


400 East South Street
Orlando, Florida                                                                         32801
------------------------------------------------------              ------------------------------------------------
      (Address of principal executive offices)                                        (Zip Code)


Registrant's telephone number
(including area code)                                                               (407) 650-1000
                                                                    ------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _________

                                    CONTENTS



                                                                           Page
Part I.

     Item 1.      Financial Statements:

                      Condensed Balance Sheets

                      Condensed Statements of Income

                      Condensed Statements of Partners' Capital

                      Condensed Statements of Cash Flows

                      Notes to Condensed Financial Statements

     Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

     Item 3.      Quantitative and Qualitative Disclosures About
                      Market Risk

Part II.

     Other Information

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                                March 31,              December 31,
                                                                                   1999                    1998
                                                                            -------------------     -------------------
                               ASSETS

   Land and buildings on operating leases, less
       accumulated depreciation of $3,699,926 and
       $3,586,086                                                                 $ 18,446,004            $ 18,559,844
   Net investment in direct financing leases                                         3,913,621               3,929,152
   Investment in joint ventures                                                      5,064,213               5,021,121
   Cash and cash equivalents                                                         1,158,507               1,170,686
   Receivables, less allowance for doubtful accounts
       of $322,603 and $323,813                                                         63,010                 150,912
   Prepaid expenses                                                                      8,422                     949
   Lease costs, less accumulated amortization of
       $7,594 and $7,181                                                                10,106                  10,519
   Accrued rental income, less allowance for doubtful
       accounts of $41,869 and $38,944                                                 809,258                 785,982
   Other assets                                                                         26,731                  26,731
                                                                            -------------------     -------------------

                                                                                  $ 29,499,872            $ 29,655,896
                                                                            ===================     ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                                 $   38,776              $    8,173
   Accrued and escrowed real estate taxes payable                                        5,041                   2,500
   Due to related party                                                                  9,648                  19,403
   Distributions payable                                                               787,500                 857,500
   Rents paid in advance and deposits                                                   47,442                  28,241
                                                                            -------------------     -------------------
       Total liabilities                                                               888,407                 915,817

   Commitment (Note 3)

   Minority interest                                                                   147,449                 144,949

   Partners' capital                                                                28,464,016              28,595,130
                                                                            -------------------     -------------------

                                                                                  $ 29,499,872            $ 29,655,896
                                                                            ===================     ===================


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                                        Quarter Ended
                                                                                          March 31,
                                                                                   1999               1998
                                                                               --------------    ---------------
Revenues:
    Rental income from operating leases                                            $ 600,737          $ 632,051
    Earned income from direct financing leases                                       112,080            124,209
    Contingent rental income                                                           9,175             32,390
    Interest and other income                                                         15,456             36,676
                                                                               --------------    ---------------
                                                                                     737,448            825,326
                                                                               --------------    ---------------

Expenses:
    General operating and administrative                                              40,783             45,465
    Professional services                                                              4,710              5,870
    State and other taxes                                                              9,466              9,905
    Depreciation and amortization                                                    114,253            115,910
    Transaction costs                                                                 33,125                 --
                                                                               --------------    ---------------
                                                                                     202,337            177,150
                                                                               --------------    ---------------

Income Before Minority Interest in Income of
    Consolidated Joint Venture, Equity in
    Earnings of Unconsolidated Joint Ventures and
    Gain on Sale of Land and Buildings                                               535,111            648,176

Minority Interest in Income of Consolidated
    Joint Venture                                                                     (2,500 )          (12,881 )

Equity in Earnings of Unconsolidated Joint Ventures                                  123,775             56,496

Gain on Sale of Land and Buildings                                                        --            345,122
                                                                               --------------    ---------------

Net Income                                                                         $ 656,386         $1,036,913
                                                                               ==============    ===============

Allocation of Net Income:
    General partners                                                               $   6,564          $   8,488
    Limited partners                                                                 649,822          1,028,425
                                                                               --------------    ---------------

                                                                                   $ 656,386         $1,036,913
                                                                               ==============    ===============

Net Income Per Limited Partner Unit                                                 $   9.28          $   14.69
                                                                               ==============    ===============

Weighted Average Number of Limited Partner
    Units Outstanding                                                                 70,000             70,000
                                                                               ==============    ===============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                             Quarter Ended           Year Ended
                                                                               March 31,            December 31,
                                                                                  1999                  1998
                                                                           -------------------    ------------------
General partners:
    Beginning balance                                                             $   257,690            $  229,363
    Net income                                                                          6,564                28,327
                                                                           -------------------    ------------------
                                                                                      264,254               257,690
                                                                           -------------------    ------------------

Limited partners:
    Beginning balance                                                              28,337,440            28,564,886
    Net income                                                                        649,822             2,992,554
    Distributions ($11.25 and $46.00 per
       limited partner unit, respectively)                                           (787,500 )          (3,220,000 )
                                                                           -------------------    ------------------
                                                                                   28,199,762            28,337,440
                                                                           -------------------    ------------------

Total partners' capital                                                          $ 28,464,016          $ 28,595,130
                                                                           ===================    ==================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                        Quarter Ended
                                                                                          March 31,
                                                                                   1999               1998
                                                                               --------------    ---------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                      $ 960,251          $ 861,169
                                                                               --------------    ---------------

    Cash Flows from Investing Activities:
       Proceeds from sale of land and buildings                                            --          1,932,253
       Additions to land and buildings on operating
          leases                                                                          --           (125,000 )
       Investment in joint ventures                                                 (114,930 )       (1,253,755 )
       Decrease (Increase) in restricted cash                                             --           (536,967 )
                                                                               --------------    ---------------
              Net cash provided by (used in)
                  investing activities                                              (114,930 )           16,531
                                                                               --------------    ---------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                            (857,500 )         (787,500 )
       Distributions to holder of minority interest                                       --             (9,801 )
                                                                               --------------    ---------------
              Net cash used in financing activities                                 (857,500 )         (797,301 )
                                                                               --------------    ---------------

Net Increase (Decrease) in Cash and Cash Equivalents                                 (12,179 )           80,399

Cash and Cash Equivalents at Beginning of Quarter                                  1,170,686          1,614,759
                                                                               --------------    ---------------

Cash and Cash Equivalents at End of Quarter                                       $1,158,507         $1,695,158
                                                                               ==============    ===============

Supplemental Schedule of Non-Cash Financing
    Activities:

       Distributions declared and unpaid at end of
          quarter                                                                  $ 787,500          $ 787,500
                                                                               ==============    ===============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 1999 and 1998


1.   Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999. Amounts as of December 31, 1998, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund VI, Ltd. (the "Partnership") for the year ended December 31, 1998.

         The Partnership accounts for its approximate 66 percent interest in the accounts of Caro Joint Venture using the consolidation method. Minority interest represents the minority joint venture partner's proportionate share of the equity in the Partnership's consolidated joint venture. All significant intercompany accounts and transactions have been eliminated.

2.   Merger Transaction:

         On March 11, 1999 the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 3,730,388 shares of its common stock, par value $0.01 per share (the "APF Shares") which, for the purposes of valuing the merger consideration, have been valued by APF at $10.00 per APF Share, the price paid by APF investors in three previous public offerings, the most recent of which was completed in December 1998. In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other assets were valued on a going concern basis (meaning the Partnership continues unchanged) at $36,721,726 as of December 31, 1998. Legg Mason Wood Walker, Incorporated has rendered a fairness opinion that the APF Share consideration, payable by APF, is fair to the Partnership from a financial point of view. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and, therefore, would be freely tradable at the option of

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 1999 and 1998


2.       Merger Transaction - Continued:

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

         On May 5, 1999, four limited partners in several of the CNL Income Funds filed a lawsuit against the general partners and APF in connection with the proposed Merger (see Part II - Item 1. Legal Proceedings). The general partners and APF believe that the lawsuit is without merit and intend to defend vigorously against the claims. Because the lawsuit was so recently filed, it is premature to further comment on the lawsuit at this time.

3.       Commitments:

         During the quarter ended March 31, 1999, one of the Partnership's tenants decided to exercise the option under its four lease agreements to purchase four of the Partnership's Burger King properties. The general partners believe that the anticipated sales price for each property exceeds the Partnership's net carrying value attributable to each of the respective properties. As of May 13, 1999, the sales had not occurred.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund VI, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 17, 1988 to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance, and utilities. As of March 31, 1999, the Partnership owned 42 Properties, which included interests in six Properties owned by joint ventures in which the Partnership is a co-venturer and five Properties owned with affiliates as tenants-in-common.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the quarters ended March 31, 1999 and 1998, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $960,251 and $861,169 for the quarters ended March 31, 1999 and 1998, respectively. The increase in cash from operations for the quarter ended March 31, 1999, is primarily a result of changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the quarter ended March 31, 1999.

         In April 1998, the Partnership entered into a joint venture arrangement, Melbourne Joint Venture, with CNL Income Fund XIV, Ltd., an affiliate of the general partners, to construct and hold one restaurant
Property. During the quarter ended March 31, 1999, the Partnership made additional capital contributions of approximately $114,900 to this joint venture to pay construction costs of the joint venture Property accrued at December 31, 1998. As of March 31, 1999 the Partnership owned a 50 percent interest in the profits and losses of the joint venture.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At March 31, 1999, the Partnership had $1,158,507 invested in such short-term investments as compared to $1,170,686 at December 31, 1998. The funds remaining at March 31, 1999, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

         Total liabilities of the Partnership, including distributions payable, decreased to $888,407 at March 31, 1999, from $915,817 at December 31, 1998, primarily as the result of the Partnership accruing a special distribution of accumulated, excess operating reserves to the limited partners of $70,000 at December 31, 1998, which was paid in January 1999. The decrease in liabilities at March 31, 1999 is partially offset due to the Partnership accruing transaction costs relating to the proposed Merger with CNL American Properties Fund, Inc. ("APF"), as described below. The general partners believe the Partnership has sufficient cash on hand to meet the Partnership's current working capital needs.

         During the quarter ended March 31, 1999, one of the Partnership's tenants decided to exercise the option under it four lease agreements to purchase four of the Partnership's Burger King Properties. The general partners believe that the anticipated sales price for each Property exceeds the Partnership's net carrying value attributable to each of the respective Properties. As of May 13, 1999, the sales had not occurred.

         Based on cash from operations, the Partnership declared distributions to the limited partners of $787,500 for each of the quarters ended March 31, 1999 and 1998. This represents distributions for each applicable quarter of $11.25 per unit. No distributions were made to the general partners for the quarters ended March 31, 1999 and 1998. No amounts distributed to the limited partners for the quarters ended March 31, 1999 and 1998, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available to the limited partners on a quarterly basis.

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

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). APF is a real estate investment trust whose primary business is the ownership of restaurant properties leased on a long-term, "triple-net" basis to operators of national and regional restaurant chains. APF has agreed to issue shares of its common stock, par value $0.01 per share (the "APF Shares"), as consideration for the Merger. APF has agreed to issue 3,730,388 APF Shares which, for the purposes of valuing the merger consideration, have been valued by APF at $10.00 per APF Share, the price paid by APF investors in three previous public offerings, the most recent of which was completed in December 1998. In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other assets were valued on a going concern basis (meaning the Partnership continues unchanged) at $36,721,726 as of December 31, 1998. Legg Mason Wood Walker, Incorporated has rendered a fairness opinion that the APF Share consideration, payable by APF, is fair to the Partnership from a financial point of view. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and, therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the third quarter of 1999, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the limited partners at the special meeting approve the Merger, APF will own the Properties and other assets of the Partnership. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         On May 5, 1999, four limited partners in several of the CNL Income Funds filed a lawsuit against the general partners and APF in connection with the proposed Merger (see Part II - Item 1. Legal Proceedings). The general partners and APF believe that the lawsuit is without merit and intend to defend vigorously against the claims. Because the lawsuit was so recently filed, it is premature to further comment on the lawsuit at this time.

Results of Operations

         During the quarter ended March 31, 1998, the Partnership and its consolidated joint venture, Caro Joint Venture, owned and leased 35 wholly owned Properties (which included three Properties, which were sold during 1998) to operators of fast-food and family-style restaurant chains. During the quarter ended March 31, 1999, the Partnership and Caro Joint Venture, owned and leased 32 wholly owned Properties. In connection therewith, the Partnership and Caro Joint Venture earned $712,817 and $756,260 during the quarters ended March 31, 1999 and 1998, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties. Rental and earned income decreased during the quarter ended March 31, 1999, as compared to the quarter ended March 31, 1998, primarily as a result of the sales during 1998 of the Properties in Deland and Melbourne, Florida and Bellevue, Nebraska. Rental and earned income are expected to remain at reduced amounts while equity in earnings of joint ventures is expected to increase due to the fact that the Partnership reinvested these net sales proceeds in joint ventures or in Properties with affiliates of the general partners, as tenants-in-common.

         The decrease in rental and earned income during the quarter ended March 31, 1999 is also attributable to the fact that Caro Joint Venture established an allowance for doubtful accounts for past due rental amounts during the quarter ended March 31, 1999. Caro Joint Venture will continue to pursue collection of these past due rental amounts and any amounts collected will be recorded as income. In addition, rental and earned income were higher during the quarter ended March 31, 1998, due to the fact that Caro Joint Venture collected and recognized as income past due rental amounts for which it had previously established an allowance for doubtful accounts.

         For the quarters ended March 31, 1999 and 1998, the Partnership also earned $9,175 and $32,390, respectively, in contingent rental income. The decrease in contingent rental income during the quarter ended March 31, 1999, is primarily attributable to a decrease in gross sales of certain restaurant properties, the leases of which require the payment of contingent rental income.

         For the quarter ended March 31, 1998, the Partnership owned and leased three Properties indirectly through joint venture arrangements and four Properties as tenants-in-common with affiliates of the general partners. For the quarter ended March 31, 1999, the Partnership owned and leased five Properties indirectly through joint venture arrangements and five Properties as tenants-in-common with affiliates of the general partners. In connection therewith, during the quarters ended March 31, 1999 and 1998, the Partnership earned $123,775 and $56,496, respectively, attributable to net income earned by these joint ventures. The increase in net income earned by joint ventures during the quarter ended March 31, 1999, as compared to the quarter ended March 31, 1998, is primarily due to the fact that in 1998, the Partnership reinvested the net sales proceeds it received from the 1998 sales of three Properties in Melbourne Joint Venture and Warren Joint Venture and in a Property in Fort Myers, Florida, with an affiliate of the general partners as tenants-in-common.

         During the quarters ended March 31, 1999 and 1998, the Partnership earned $15,456 and $36,676, respectively, in interest and other income. Interest and other income was higher during the quarter ended March 31, 1998, partially due to the fact that during the quarter ended March 31, 1998, the Partnership earned interest on the net sales proceeds relating to the sale of the Properties in Deland and Melbourne, Florida, and Liverpool, New York, pending the reinvestment of the net sales proceeds in additional Properties. The Partnership reinvested the net sales proceeds subsequent to March 31, 1998. Interest and other income was also higher during the quarter ended March 31, 1998, due to the fact that Caro Joint Venture recognized approximately $13,300 in other income during the quarter ended March 31, 1998, due to the fact that the tenant of the Property in Caro, Michigan, paid past due real estate taxes relating to the Property and the joint venture reversed such amounts during 1998 that it had previously accrued as payable during 1997.

         Operating expenses, including depreciation and amortization expense, were $202,337 and $177,150 for the quarters ended March 31, 1999 and 1998, respectively. The increase in operating expenses for the quarter ended March 31, 1999, is primarily due to the fact that the

Partnership incurred $33,125 in transaction costs during the quarter ended March 31, 1999 related to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed Merger with APF, as described in "Liquidity and Capital Resources." If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         As a result of the sale of the Property in Deland, Florida, the Partnership recognized a gain of $345,122 during the quarter ended March 31, 1998, for financial reporting purposes. No Properties were sold during the quarter ended March 31, 1999.

Year 2000 Readiness Disclosure

         The Year 2000 problem concerns the inability of information and non-information technology systems to properly recognize and process date sensitive information beyond January 1, 2000. The Partnership does not have any information or non-information technology systems. The general partners and affiliates of the general partners provide all services requiring the use of information and non-information technology systems pursuant to a management agreement with the Partnership. The information technology system of the affiliates of the general partners consists of a network of personal computers and servers built using hardware and software from mainstream suppliers. The non-information technology systems of the affiliates of the general partners are primarily facility related and include building security systems, elevators, fire suppressions, HVAC, electrical systems and other utilities. The affiliates of the general partners have no internally generated programmed software coding to correct, because substantially all of the software utilized by the general partners and affiliates is purchased or licensed from external providers. The maintenance of non-information technology systems at the Partnership's Properties is the responsibility of the tenants of the Properties in accordance with the terms of the Partnership's leases.

         In early 1998, the general partners and affiliates formed a Year 2000 committee (the "Y2K Team") for the purpose of identifying, understanding and addressing the various issues associated with the Year 2000 problem. The Y2K Team consists of the general partners and members from the affiliates of the general partners, including representatives from senior management, information systems, telecommunications, legal, office management, accounting and property management. The Y2K Team's initial step in assessing the Partnership's Year 2000 readiness consists of identifying any systems that are date-sensitive and, accordingly, could have potential Year 2000 problems. The Y2K Team is in the process of conducting inspections, interviews and tests to identify which of the Partnership's systems could have a potential Year 2000 problem.

         The information system of the affiliates of the general partners is comprised of hardware and software applications from mainstream suppliers. Accordingly, the Y2K Team is in the process of contacting the respective vendors and manufacturers to verify the Year 2000 compliance of their products. In addition, the Y2K Team has also requested and is evaluating documentation from other companies with which the Partnership has a material third party relationship, including the Partnership's tenants, vendors, financial institutions and the Partnership's transfer agent. The Partnership depends on its tenants for rents and cash flows, its financial institutions for availability of cash and its transfer agent to maintain and track investor information. The Y2K Team has also requested and is evaluating documentation from the non-information technology systems providers of the affiliates of the general partners. Although the general partners continue to receive positive responses from the Companies with which the Partnership has third party relationships regarding their Year 2000 compliance, the general partners cannot be assured that the tenants, financial institutions, transfer agent, other vendors and system providers have adequately considered the impact of the Year 2000. The general partners are not able to measure the effect on the operations of the Partnership of any third party's failure to adequately address the impact of the Year 2000.

         The general partners and their affiliates have identified and have implemented upgrades for certain hardware equipment. In addition, the general partners and their affiliates have identified certain software applications which will require upgrades to become Year 2000 compliant. The general partners expect all of these upgrades, as well as any other necessary remedial measures on the information technology systems used in the business activities and operations of the Partnership, to be completed by September 30, 1999, although, the general partners cannot be assured that the upgrade solutions provided by the vendors have addressed all possible Year 2000 issues. The general partners do not expect the aggregate cost of the Year 2000 remedial measures to be material to the results of operations of the Partnership.

         The general partners and affiliates have received certification from the Partnership's transfer agent of its Year 2000 compliance. Due to the material relationship of the Partnership with its transfer agent, the Y2K Team is evaluating the Year 2000 compliance of the systems of the transfer agent and expects to have the evaluation completed by September 30, 1999. Despite the positive response from the transfer agent and the evaluation of the transfer agent's system by the Y2K Team, the general partners cannot be assured that the transfer agent has addressed all possible Year 2000 issues. In the event that the systems of the transfer agent are not Year 2000 compliant, the general partners and their affiliates would have to allocate resources to internally perform the functions of the transfer agent. The general partners do not anticipate that the additional cost of these resources would have a material impact on the Partnership.

         Based upon the progress the general partners and affiliates have made in addressing the Year 2000 issues and their plan and timeline to complete the compliance program, the general partners do not foresee significant risks associated with Year 2000 compliance at this time. The general partners and their affiliates plan to address their significant Year 2000 issues prior to the Partnership being affected by them; therefore, they have not developed a comprehensive contingency plan. However, if the general partners and their affiliates identify significant risks related to their Year 2000 compliance, or if their progress deviates from the anticipated timeline, the general partners and their affiliates will develop contingency plans as deemed necessary at that time.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                  RISK

         Not applicable.

                           PART II. OTHER INFORMATION


Item 1.       Legal Proceedings.

              On May 5, 1999, four limited partners in several of the CNL Income Funds filed a lawsuit, Jon Hale, Mary J. Hewitt, Charles A. Hewitt, and Gretchen M. Hewitt v. James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, and CNL American Properties Fund, Inc., Case No. CIO-99-0003561, in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the Messrs. Seneff and Bourne and CNL Realty Corporation, as general partners of the CNL Income Funds, breached their fiduciary duties and violated the provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed acquisition of the CNL Income Funds by APF. The plaintiffs are seeking unspecified damages and equitable relief. The general partners and APF believe that the lawsuit is without merit and intend to defend vigorously against such claims. Because the lawsuit was so recently filed, it is premature to further comment on the lawsuit at this time.

Item 2.       Changes in Securities.  Inapplicable.

Item 3.       Defaults upon Senior Securities.  Inapplicable.

Item 4.       Submission of Matters to a Vote of Security Holders. Inapplicable.

Item 5.       Other Information.  Inapplicable.

Item 6.       Exhibits and Reports on Form 8-K.

               (a)  Exhibits

                     2.1 Agreement and Plan of Merger by and between the Registrant and CNL American Properties Fund, Inc. ("APF") dated March 11, 1999 (filed as Appendix B to the Prospectus Supplement for the Registrant, constituting a part of the Registration Statement of APF on Form S-4, File No. 74329)

                     3.1 Certificate of Limited Partnership of CNL Income Fund VI, Ltd. (Included as Exhibit 3.3 to Registration Statement No. 33-23892 on Form S-11 and incorporated herein by reference.)

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

                     27         Financial Data Schedule (Filed herewith.)

               (b)  Reports on Form 8-K

                      Current Report on Form 8-K dated March 11, 1999 and filed March 12, 1999, describing the proposed merger of the Partnership with and into a subsidiary of CNL American Properties Fund, Inc.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 14th day of May, 1999.


                  CNL INCOME FUND VI, LTD.

                  By: CNL REALTY CORPORATION
                      General Partner


                        By:            /s/ James M. Seneff, Jr.
                                       --------------------------------------
                                       JAMES M. SENEFF, JR.
                                       Chief Executive Officer
                                       (Principal Executive Officer)


                        By:            /s/ Robert A. Bourne
                                       --------------------------------------
                                       ROBERT A. BOURNE
                                       President and Treasurer
                                       (Principal Financial and
                                       Accounting Officer)