Form 10-K/A
period 1997-12-31
CNL INCOME FUND VI LTD
filed 1999-07-30
CIK 837986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1


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

        Registrant's telephone number, including area code: (407)422-1574

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

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

         The Form 10-K of CNL Income Fund VI, Ltd. for the year ended December 31, 1997 is being amended to provide additional disclosure under Item 1. Business, Item 2. Properties and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources, Short-Term Liquidity and Long-Term Liquidity.


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

         The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of selected national and regional fast-food and family-style restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $30,975,000, and were used to acquire 42 Properties, including interests in four Properties owned by joint ventures in which the Partnership is a co-venturer. During the year ended December 31, 1994, the Partnership sold its Properties in Batesville and Heber Springs, Arkansas, to the tenant and reinvested the net sales proceeds in a Jack in the Box Property in Dallas, Texas, and a Jack in the Box Property in Yuma, Arizona, which is owned as tenants-in-common with an affiliate of the General Partners. In addition, during the year ended December 31, 1995, the Partnership sold its Property in Little Canada, Minnesota, and reinvested the majority of the net sales proceeds in a Denny's Property in Broken Arrow, Oklahoma. During the year ended December 31, 1996, the Partnership reinvested the remaining net sales proceeds from the sale of the Property in Little Canada, Minnesota, in a Property located in Clinton, North Carolina, with affiliates of the General Partners as tenants-in-common. Also, during the year ended December 31, 1996, the Partnership sold its Property in Dallas, Texas. During the year ended December 31, 1997, the Partnership reinvested the net sales proceeds from the sale of the Property in Dallas, Texas, in a Bertucci's Property located in Marietta, Georgia. In addition, during 1997, the Partnership sold its Properties in Plattsmouth, Nebraska; Venice,

Florida; Naples, Florida, and Whitehall, Michigan, and the Property in Yuma, Arizona, which was held as tenants-in-common with an affiliate of the General Partners, and reinvested a portion of these net sales proceeds in two IHOP Properties, one in each of Elgin, Illinois, and Manassas, Virginia, and in a Property in Vancouver, Washington, as tenants-in-common with affiliates of the General Partners. In addition, Show Low Joint Venture, a joint venture in which the Partnership is a co-venturer with an affiliate of the General Partners, sold its Property in Show Low, Arizona. The joint venture reinvested the net sales proceeds in a Property in Greensboro, North Carolina. As a result of the above transactions, as of December 31, 1997, the Partnership owned 41 Properties. The 41 Properties include interests in four Properties owned by joint ventures in which the Partnership is a co-venturer and two Properties owned with affiliates as tenants-in-common. During January 1998, the Partnership reinvested the net sales proceeds from the sales of the Properties in Whitehall, Michigan and Plattsmouth, Nebraska in one Property in Overland Park, Kansas and one Property in Memphis, Tennessee, as tenants-in-common, with affiliates of the General Partners. In addition, in January 1998, the Partnership sold its Property in Deland, Florida. In February 1998, the Partnership sold its Properties in Liverpool, New York and Melbourne, Florida. Generally, the Properties are leased on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.


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

Major Tenants


         During 1997, three lessees of the Partnership and its consolidated joint venture, Golden Corral Corporation, Restaurant Management Services, Inc. and Mid-America Corporation, each contributed more than ten percent of the Partnership's total rental income (including rental income from the Partnership's consolidated joint venture in which the Partnership is a co-venturer and the Partnership's share of the rental income from the three Properties owned by unconsolidated joint ventures and two Properties owned with affiliates as tenants-in-common). As of December 31, 1997, Golden Corral Corporation was the lessee under leases relating to five restaurants, Restaurant Management Services, Inc. was the lessee under leases relating to seven restaurants and Mid-America Corporation was the lessee under leases relating to four restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these three lessees each will continue to contribute more than ten percent of the Partnership's total rental income in 1998 and subsequent years. In addition, four Restaurant Chains, Golden Corral Family Steakhouse Restaurants ("Golden Corral"), Hardee's, Burger King and Denny's, each accounted for more than ten percent of the Partnership's total rental income in 1997 (including the Partnership's consolidated joint venture and the Partnership's share of the rental income from the three Properties owned by unconsolidated joint ventures in which the Partnership is a co-venturer and two Properties owned with affiliates as tenants-in-common). In subsequent years, it is anticipated that these four Restaurant Chains each will continue to account for more than ten percent of the Partnership's total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income. No single tenant or group of affiliated tenants lease Properties with an aggregate carrying value in excess of 20 percent of the total assets of the Partnership.


Joint Venture Arrangements and Tenancy in Common Arrangements


         The Partnership has entered into a joint venture arrangement, Caro Joint Venture, with an unaffiliated entity to purchase and hold one Property. In addition, the Partnership has entered into three separate joint venture arrangements: Auburn Joint Venture with CNL Income Fund IV, Ltd., an affiliate of the General Partners, to purchase and hold one Property; Show Low Joint Venture with CNL Income Fund II, Ltd., an affiliate of the General Partners, to purchase and hold one Property; and Asheville Joint Venture with CNL Income Fund VIII, Ltd.,an affiliate of the General Partners, to purchase and hold one Property. Each of the affiliates is a limited partnership organized pursuant to the laws of the State of Florida. The joint venture arrangements provide for the Partnership and its joint venture partners to share in all costs and benefits associated with the joint venture in accordance with their respective percentage interests in the joint venture. The Partnership has a 66 percent interest in Caro Joint Venture, a 3.9% interest in Auburn Joint Venture, a 36 percent interest in

Show Low Joint Venture, and a 14 percent interest in Asheville Joint Venture. The Partnership and its joint venture partners are jointly and severally liable for all debts, obligations and other liabilities of the joint venture.

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


         In addition to the above joint venture agreements, the Partnership entered into an agreement to hold a Jack in the Box Property as tenants-in-common with CNL Income Fund VII, Ltd., an affiliate of the General Partners. The agreement provided for the Partnership and the affiliate to share in the profits and losses of the Property in proportion to each co- tenant's percentage interest. As of December 31, 1996, the Partnership owned a 51.67% interest in this Property. In October 1997, the Partnership and the affiliate as tenants-in-common, sold the Jack in the Box Property in Yuma, Arizona. In December 1997, the Partnership entered into an agreement to hold a Property in Vancouver, Washington, as tenants-in-common with CNL Income Fund, Ltd., CNL Income Fund II, Ltd., and CNL Income Fund V, Ltd., affiliates of the General Partners and in conjunction therewith, reinvested its portion of the net sales proceeds received from the sale of the Property in Yuma, Arizona. The agreement provides for the Partnership and the affiliate to share in the profits and losses of the Property in proportion to each co-venturer's percentage interest. The Partnership owns a 23.04% interest in the Property in Vancouver, Washington.


         In addition, in January 1996, the Partnership entered into an agreement to hold a Golden Corral Property as tenants-in-common with CNL Income Fund IV, Ltd., CNL Income Fund X, Ltd., and CNL Income Fund XV, Ltd., each of which is an affiliate of the General Partners. The agreement provides for the Partnership and the affiliates to share in the profits and losses of the Property in proportion to each co-venturer's percentage interest. The Partnership owns a 17.93% interest in this Property.

         During January 1998, the Partnership entered into separate agreements to hold an IHOP Property in Overland Park, Kansas , as tenants-in-common, with CNL Income Fund II, Ltd., and CNL Income Fund III, Ltd., affiliates of the General Partners, and to hold a Property in Memphis, Tennessee, as tenants-in-common, with CNL Income Fund II, Ltd. and CNL Income Fund XVI, Ltd., affiliates of the General Partners. The agreements provide for the Partnership and the affiliates to share in the profits and losses of the Property and net cash flow from the Properties, in proportion to each co- tenant's percentage interest. The Partnership owns a 34.74% and 46.2% interest in the Properties in Overland Park, Kansas,and Memphis, Tennessee, respectively.


         Each of the affiliates is a limited partnership organized pursuant to the laws of the State of Florida. The tenancy in common agreement restricts each co-tenant's ability to sell, transfer, or assign its interest in the tenancy in common's Property without first offering it for sale to the remaining co-tenant.

         The use of joint venture and tenancy in common arrangements allows the Partnership to fully invest its available funds at times at which it would not have sufficient funds to purchase an additional property, or at times when a suitable opportunity to purchase an additional property is not available. The use of joint venture and tenancy in common arrangements also provides the Partnership with increased diversification of its portfolio among a greater number of properties. In addition, tenancy in common arrangements may allow the Partnership to defer the gain for federal income tax purposes upon the sale of the property if the proceeds are reinvested in an additional property.

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


Item 2.  Properties


         As of December 31, 1997, the Partnership owned, 41 Properties. Of the 41 Properties, 35 are owned by the Partnership in fee simple, four are owned through joint venture arrangements and two are owned through a tenancy in common arrangement. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation filed with this report for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses. Reference is made to the Schedule of Real Estate and Accumulated Depreciation filed with this report for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

         Land. The Partnership's Property sites range from approximately 11,500 to 88,200 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         The following table lists the Properties owned by the Partnership as of December 31, 1997 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation filed with this report.

         State                                Number of Properties

         Florida                                      11
         Georgia                                       1
         Illinois                                      1
         Indiana                                       1
         Massachusetts                                 1
         Michigan                                      2
         North Carolina                                3
         Nebraska                                      1
         New Mexico                                    1
         New York                                      1
         Ohio                                          1
         Oklahoma                                      2
         Pennsylvania                                  1
         Tennessee                                     7
         Texas                                         3
         Virginia                                      2
         Washington                                    1
         Wyoming                                       1
                                                   ------
         TOTAL PROPERTIES:                            41
                                                   ======

         Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 1,200 to 10,700 square feet. All buildings on Properties are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 1997, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight line method using depreciable lives of 31.5 and 39 years for federal income tax purposes. As of December 31, 1997, the aggregate cost basis of the Properties owned by the Partnership and its consolidated joint venture, and the unconsolidated joint ventures (including Properties held through tenancy in common arrangements) for federal income tax purposes was $28,598,561 and $3,023,805, respectively.

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

         The following table lists the Properties owned by the Partnership as of December 31, 1997 by Restaurant Chain.

         Restaurant Chain               Number of Properties

         Arby's                                   1
         Bertucci's                               1
         Burger King                              5
         Captain D's                              1
         Chevy's Fresh Mex                        1
         Church's                                 2
         Darryl's                                 1
         Denny's                                  3
         Golden Corral                            5
         Hardee's                                 3
         IHOP                                     2
         Jack in the Box                          1
         KFC                                      3
         Perkins                                  1
         Popeyes                                  4
         Shoney's                                 1
         Taco Bell                                1
         Waffle House                             3
         Wendy's                                  1
         Other                                    1
                                             ------
         TOTAL PROPERTIES                        41
                                             ======

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

         Leases. The Partnership leases the Properties to operators of selected national and regional fast-food restaurant chains. The leases are generally on a long-term "triple net" basis, meaning that the tenant is responsible for repairs, maintenance, property taxes, utilities and insurance.

         The terms of the leases of the Properties owned by the Partnership are described in Item 1. Business -Leases.

         At December 31, 1997, 1996, 1995, 1994, and 1993, the Properties were 95%, 98%,100%,100%, and 100% occupied, respectively. The following is a schedule of the average annual rent for each of the five years ended December 31:

                                                        For the Year Ended December 31:
                                   1997            1996              1995              1994            1993
                            -------------       -----------      ------------      -----------     -----------

    Rental Revenues (1)        $3,139,283        $3,568,754       $3,431,074        $3,465,440      $3,641,644
    Properties (2)                     39                42               42                42              42
    Average Rent per Unit         $80,494           $84,970          $81,692           $82,510         $86,706

 (1) Rental revenues includes the Partnership's share of rental revenues from the four Properties owned through joint venture arrangements and the two properties owned through a tenancy in common arrangement. Rental revenues have been adjusted, as applicable, for any amounts for which the Partnership has established an allowance for doubtful accounts.

 (2) Excludes Properties that were vacant at December 31 which did not generate rental revenues during the year ended December 31.

         The following is a schedule of lease expirations for leases in place as of December 31, 1997 for each of the ten years beginning with 1998 and thereafter.

                                                                                            Percentage of
                                            Number              Annual Rental                Gross Annual
        Expiration Year                 of Leases                  Revenues                 Rental Income

             1998                              1                     54,000                        1.83%
             1999                              -                          -                            -
             2000                              -                          -                            -
             2001                              -                          -                            -
             2002                              -                          -                            -
             2003                              -                          -                            -
             2004                              4                    624,648                       21.17%
             2005                              5                    533,411                       18.08%
             2006                              1                    111,414                        3.78%
             2007                              -                          -                            -
             Thereafter                       28                  1,627,599                       55.14%
                                         -------              -------------                -------------
             Totals                           39                  2,951,072                      100.00%
                                         =======              =============                =============

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


                                                      PART II


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on August 17, 1988, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains. The leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1997, the Partnership owned 41 Properties, either directly or indirectly through joint venture or tenancy in common arrangements.


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


         In January 1996, the Partnership reinvested the remaining net sales proceeds from the 1995 sale of the Property in Little Canada, Minnesota, in a Golden Corral Property located in Clinton, North Carolina, with affiliates of the General Partners as tenants-in-common. In connection therewith, the Partnership and its affiliates entered into an agreement whereby each co-tenant will share in the profits and losses of the Property in proportion to its applicable percentage interest. As of December 31, 1997, the Partnership owned a 17.93% interest in this Property.


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

         None of the Properties owned by the Partnership, or the joint ventures or the tenancy in common arrangements in which the Partnership owns an interest, is or may be encumbered. Under its Partnership Agreement, the Partnership is prohibited from borrowing for any purpose; provided, however, that the General Partners or their affiliates are entitled to reimbursement, at cost, for actual expenses incurred by the General Partners or their affiliates on behalf of the Partnership. Affiliates of the General Partners from time to time incur certain operating expenses on behalf of the Partnership for which the Partnership reimburses the affiliates without interest.


         Currently, rental income from the Partnership's Properties and net sales proceeds from the sale of Properties pending reinvestment in additional Properties, are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, CDs and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At December 31, 1997, the Partnership had $1,614,759 invested in such short-term investments as compared to $1,127,930 at December 31, 1996. The increase in cash and cash equivalents during 1997, is primarily due to the receipt of $626,907 in net sales proceeds form the sale of the Property in Whitehall, Michigan in July 1997. This increase is partially offset by a decrease in cash and cash equivalents due to the Partnership investing approximately $134,900 in a Bertucci's Property, as described above. As of December 31, 1997, the average interest rate earned on the rental income deposited in demand deposit accounts at commercial banks was approximately three percent annually. The funds remaining at December 31, 1997, after payment of distributions and other liabilities, will be used to invest in an additional Property as described above and to meet the Partnership's working capital and other needs.

Short-Term Liquidity

         The Partnership's short-term liquidity requirements consist primarily of the operating expenses of the Partnership.

         The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution.



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


         The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution. Based on cash from operations, and cumulative excess operating reserves for the year ended December 31, 1996, the Partnership declared distributions to the Limited Partners of $3,150,000, $3,220,000 and $3,150,000 for the years ended December 31, 1997, 1996 and 1995, respectively. This represents distributions of $45, $46 and $45 per Unit for the years ended December 31, 1997, 1996 and 1995, respectively. No amounts distributed to the Limited Partners for the years ended December 31, 1997, 1996 and 1995, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.


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


Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.


Results of Operations

         During 1995, the Partnership owned and leased 38 wholly owned Properties (including one Property in Little Canada, Minnesota, which was sold in June 1995), during 1996, the Partnership owned and leased 37 wholly owned Properties (including one Property in Dallas, Texas, which was sold in December
1996), and during 1997, the Partnership owned and leased 39 wholly owned Properties (including three Properties, one in each of Naples, Florida; Plattsmouth, Nebraska and Whitehall, Michigan, which were sold in July 1997 and one Property in Venice, Florida, which was sold in September 1997). In addition, during 1995 and 1996, the Partnership was a co-venturer in four separate joint ventures that each owned and leased one Property, and during 1997, the Partnership was a co-venturer in four separate joint ventures that owned and leased a total of five Properties (including one Property in Show Low, Arizona, which was sold in January, 1997). During 1995, the Partnership owned and leased one Property with an affiliate as tenants-in-common, during 1996, the Partnership owned and leased two properties with affiliates as tenants-in-common and during 1997, the Partnership owned and leased four Properties with affiliates as tenants-in-
common  (including  one  Property in Yuma,  Arizona,  which was sold in October,
1997). As of December 31, 1997, the Partnership owned, either directly, as tenants-in-common with affiliates, or through joint venture arrangements, 41 Properties which are subject to long-term, triple-net leases. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $38,100 to $185,700. Generally, the leases provide for percentage rent based on sales in excess of a specified amount. In addition, some of the leases provide that, commencing in the fourth to sixth lease year, the percentage rent will be an amount equal to the greater of the percentage rent calculated under the lease formula or a specified percentage (ranging from one to five percent) of the purchase price or gross sales. For further description of the Partnership's leases and Properties, see
Item 1. Business - Leases and Item 2. Properties, respectively.

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

         In addition, the decrease in rental and earned income during 1997, as compared to 1996, is partially attributable to the

Partnership increasing its allowance for doubtful accounts during 1997 by approximately $40,500 for rental amounts relating to the Hardee's Property located in Greensburg, Indiana, due to financial difficulties the tenant was experiencing. Rental and earned income also decreased by approximately $43,700 during 1997 due to the fact that the Partnership terminated the lease with the former tenant of the Property in Greensburg, Indiana, in June 1997, as described above in "Capital Resources." The General Partners have agreed that they will cease collection efforts on past due rental amounts once the former tenant of this Property pays all amounts due under the promissory note for past due real estate taxes described above in "Capital Resources." The decrease in rental and earned income was slightly offset by an increase of $14,200 in rental income from the new tenant of this Property who began operating the Property after it was renovated into an Arby's Property.

         In addition, rental and earned income decreased during 1997, as a result of the Partnership establishing an allowance for doubtful accounts during 1997 totalling approximately $107,100 for rental amounts relating to the Property located in Melbourne, Florida, due to the fact that the tenant vacated the Property in October 1997. The Partnership will continue to pursue collection of past due rental amounts relating to this Property and will recognize such amounts as income if collected. The Partnership sold this Property in February 1998, as described above in " Capital Resources."

         In addition, rental and earned income decreased by approximately $35,300 during 1997, as a result of the fact that in December 1996, the tenant ceased operations and vacated the Property in Liverpool, New York. The Partnership sold this Property in February 1998, as described above in "Capital Resources."

         The decrease in rental and earned income during 1997, as compared to 1996, was offset by, and the increase in rental and earned income for 1996, was partially attributable to, the fact that the Partnership collected and recorded as income approximately $18,600 and $5,300, respectively, in rental payment deferrals for the two Properties leased by the same tenant in Chester, Pennsylvania, and Orlando, Florida. Previously, the Partnership had established an allowance for doubtful accounts for these amounts. These amounts were collected in accordance with the agreement entered into in March 1996, with the tenant to collect the remaining balance of the rental payment deferral amounts as discussed above in "Capital Resources." The increase in rental and earned income during 1996, as compared to 1995, was partially attributable to the fact that during the year ended December 31, 1995, the Partnership established an allowance for doubtful accounts of approximately $52,900, for rental payment deferral amounts relating to these Properties deemed uncollectible. No such allowance was established during the year ended December 31, 1996 or 1997.


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


         In addition, for the years ended December 31, 1997, 1996 and 1995, the Partnership earned $280,331, $97,381 and $83,483, respectively, attributable to net income earned by joint ventures in which the Partnership is a co-venturer. The increase in net income earned by joint ventures in 1997, as compared to 1996, is primarily attributable to the fact that in January 1997, Show Low Joint Venture, in which the Partnership owns a 36 percent interest, recognized a gain of approximately $360,000 for financial reporting purposes, as a result of the sale of its Property in January 1997, as described above in "Capital Resources." Show Low Joint Venture reinvested the majority of the net sales proceeds in a replacement Property in June 1997. In addition, in October 1997, the Partnership and an affiliate, as tenants-in-common, sold the Property in Yuma, Arizona, and recognized a gain of approximately $128,400 for financial reporting purposes, as described above in "Capital Resources." The Partnership owned a 51.67% interest in the Property in Yuma, Arizona, held as tenants-in-common with an affiliate. The Partnership reinvested its portion of the net sales proceeds in a Property in Vancouver, Washington, in December 1997, as described above in "Capital Resources." The increase in net income earned by these joint ventures during 1996, as compared to 1995, is primarily attributable to the fact that in January 1996, the Partnership acquired an interest in a Golden Corral Property in Clinton, North Carolina, with affiliates as tenants-in-common, as described above in "Capital Resources."


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


         Operating expenses, including depreciation and amortization expense, were $840,365, $683,163 and $672,818 for the years ended December 31, 1997, 1996 and 1995, respectively. The increase in operating expenses during 1997, as compared to 1996, is partially due to the fact that the Partnership recorded approximately $122,400 in bad debt expense and approximately $19,400 in real estate tax expense for the Property located in Melbourne, Florida, due to the fact that the tenant vacated the Property in October 1997. The Partnership sold this Property in February 1998, as described above in "Capital Resources." In addition, the Partnership's consolidated joint venture, Caro Joint Venture, recorded bad debt expense and real estate tax expense of approximately $26,200 relating to the Property located in Caro, Michigan, representing past due rental and other amounts. The joint venture partners intend to continue to pursue the collection of such amounts relating to the Property in Caro, Michigan. The increase in operating expenses during 1996, as compared to 1995, was partially a result of an increase in accounting and administrative expenses associated with operating the Partnership and its Properties and an increase in insurance expense as a result of the General Partners' obtaining contingent liability and Property coverage for the Partnership beginning in May 1995.

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



         As a result of the sales of the Properties in Naples, Florida; Plattsmouth, Nebraska and Venice, Florida, as described above in "Capital Resources," the Partnership recognized a gain of $626,804 during 1997 for financial reporting purposes. The gain for 1997 was partially offset by a loss of $79,777 for financial reporting purposes, resulting from the July 1997 sale of the Property in Whitehall, Michigan, as described above in " Capital Resources."

         As a result of the sale of the Property in Dallas, Texas, in December 1996, the Partnership recognized a loss for financial reporting purposes of $1,706 for the year ended December 31, 1996, as discussed above in "Capital Resources." In addition, as a result of the sale of the Property in Little Canada, Minnesota, during 1995 the Partnership recognized a gain of $103,283, and as a result of the sale during 1995 of a portion of the land of the Property in Orlando, Florida, the Partnership recognized a loss of $7,370 for the year ended December 31, 1995, as described above in "Capital Resources."


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



         During the year ended December 31, 1997, the Partnership established an allowance for loss on land and on allowance for impairment in carrying value of net investment in direct financing lease for its Property in Melbourne, Florida, in the amount of $158,239. The allowance represents the difference between the Property's carrying value at December 31, 1997 and the net sales proceeds received in February 1998 from the sale of the Property, as described above in "Capital Resources."


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

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of July, 1999.


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


Signature                               Title                                   Date
/s/ Robert A. Bourne                President, Treasurer and Director        July 29, 1999
--------------------------          (Principal Financial and Accounting
Robert A. Bourne                    Officer)


/s/ James M. Seneff, Jr.            Chief Executive Oficer and Director      July 29, 1999
--------------------------          (Principal Executive Officer)
James M. Seneff, Jr.


