Form 10-Q
period 1999-06-30
CNL INCOME FUND VI LTD
filed 1999-08-12
CIK 837986

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 1999
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

 For the transition period from ______________________ to ____________________


                             Commission file number
                                     0-19144
                     ---------------------------------------


                            CNL Income Fund VI, Ltd.
  ----------------------------------------------------------------------------
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

                      Condensed Statements of Cash Flows

                      Notes to Condensed Financial Statements

     Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

     Item 3.      Quantitative and Qualitative Disclosures About
                      Market Risk


Part II.

     Other Information

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                                 June 30,              December 31,
                                                                                   1999                    1998
                                                                            -------------------     -------------------
                               ASSETS

   Land and buildings on operating leases, less
       accumulated depreciation of $3,069,230 and
       $3,586,086, respectively                                                   $ 15,258,241            $ 18,559,844
   Net investment in direct financing leases                                         3,897,669               3,929,152
   Investment in joint ventures                                                      5,061,676               5,021,121
   Cash and cash equivalents                                                         1,124,292               1,170,686
   Restricted cash                                                                   4,332,095                      --
   Receivables, less allowance for doubtful accounts
       of $281,449 and $323,813, respectively                                           82,799                 150,912
   Prepaid expenses                                                                      6,172                     949
   Lease costs, less accumulated amortization of
       $8,006 and $7,181, respectively                                                   9,694                  10,519
   Accrued rental income, less allowance for doubtful
       accounts of $44,793 and $38,944, respectively                                   442,192                 785,982
   Other assets                                                                         26,731                  26,731
                                                                            -------------------     -------------------

                                                                                  $ 30,241,561            $ 29,655,896
                                                                            ===================     ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                                 $   87,205              $    8,173
   Accrued and escrowed real estate taxes payable                                        6,796                   2,500
   Due to related party                                                                 26,828                  19,403
   Distributions payable                                                               787,500                 857,500
   Rents paid in advance and deposits                                                   44,054                  28,241
                                                                            -------------------     -------------------
       Total liabilities                                                               952,383                 915,817

   Commitments and Contingencies (Note 4)

   Minority interest                                                                   140,106                 144,949

   Partners' capital                                                                29,149,072              28,595,130
                                                                            -------------------     -------------------

                                                                                  $ 30,241,561            $ 29,655,896
                                                                            ===================     ===================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                   Quarter Ended                    Six Months Ended
                                                                     June 30,                           June 30,
                                                               1999             1998             1999              1998
                                                            ------------     -----------      ------------      -----------
Revenues:
    Rental income from operating leases                        $595,624        $653,877        $1,199,285       $1,288,852
    Adjustments to accrued rental income                         (2,925 )      (158,453 )          (5,849 )       (161,377 )
    Earned income from direct financing leases                  124,461         132,575           236,541          256,784
    Contingent rental income                                      7,307           2,089            16,482           34,479
    Interest and other income                                    23,796          31,006            39,252           67,682
                                                            ------------     -----------      ------------      -----------
                                                                748,263         661,094         1,485,711        1,486,420
                                                            ------------     -----------      ------------      -----------

Expenses:
    General operating and administrative                         37,328          40,577            78,111           86,042
    Bad debt expense                                                 --          12,854                --           12,854
    Professional services                                        14,132          10,921            18,842           16,791
    State and other taxes                                           247             487             9,713           10,392
    Depreciation and amortization                               108,393         114,143           222,646          230,053
    Transaction costs                                            77,695              --           110,820               --
                                                            ------------     -----------      ------------      -----------
                                                                237,795         178,982           440,132          356,132
                                                            ------------     -----------      ------------      -----------

Income Before Minority Interest in Income of
    Consolidated Joint Venture, Equity in Earnings of
    Unconsolidated Joint Ventures and Gain on Sale of
    Land and Buildings                                          510,468         482,112         1,045,579        1,130,288

Minority Interest in Income of Consolidated Joint
    Venture                                                      (9,662 )       (11,659 )         (12,162 )        (24,540 )

Equity in Earnings of Unconsolidated Joint Ventures             123,447          61,403           247,222          117,899

Gain on Sale of Land and Buildings                              848,303              --           848,303          345,122
                                                            ------------     -----------      ------------      -----------

Net Income                                                   $1,472,556        $531,856        $2,128,942       $1,568,769
                                                            ============     ===========      ============      ===========

Allocation of Net Income:
    General partners                                           $ 13,529        $  5,318          $ 20,093         $ 13,806
    Limited partners                                          1,459,027         526,538         2,108,849        1,554,963
                                                            ------------     -----------      ------------      -----------

                                                             $1,472,556        $531,856        $2,128,942       $1,568,769
                                                            ============     ===========      ============      ===========

Net Income Per Limited Partner Unit                            $  20.84         $  7.52          $  30.13         $  22.21
                                                            ============     ===========      ============      ===========

Weighted Average Number of Limited Partner
    Units Outstanding                                            70,000          70,000            70,000           70,000
                                                            ============     ===========      ============      ===========


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL



                                                                           Six Months Ended            Year Ended
                                                                               June 30,               December 31,
                                                                                 1999                     1998
                                                                        -----------------------     ------------------
General partners:
    Beginning balance                                                            $     257,690             $  229,363
    Net income                                                                          20,093                 28,327
                                                                        -----------------------     ------------------
                                                                                       277,783                257,690
                                                                        -----------------------     ------------------

Limited partners:
    Beginning balance                                                               28,337,440             28,564,886
    Net income                                                                       2,108,849              2,992,554
    Distributions ($22.50 and $46.00 per
       limited partner unit, respectively)                                          (1,575,000 )           (3,220,000 )
                                                                        -----------------------     ------------------
                                                                                    28,871,289             28,337,440
                                                                        -----------------------     ------------------

Total partners' capital                                                         $   29,149,072           $ 28,595,130
                                                                        =======================     ==================



           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                   1999                1998
                                                                              ---------------     ---------------

Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                     $1,663,032          $1,655,360
                                                                              ---------------     ---------------

    Cash Flows from Investing Activities:
       Proceeds from sale of land and buildings                                    4,318,145           2,832,253
       Additions to land and buildings on operating
          leases                                                                          --            (125,000 )
       Investment in joint ventures                                                  (44,121 )        (2,740,640 )
       Increase in restricted cash                                                (4,318,145 )          (204,074 )
       Payment of lease costs                                                         (3,300 )            (3,300 )
                                                                              ---------------     ---------------
              Net cash used in investing activities                                  (47,421 )          (240,761 )
                                                                              ---------------     ---------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                          (1,645,000 )        (1,575,000 )
       Distributions to holder of minority interest                                  (17,005 )           (21,020 )
                                                                              ---------------     ---------------
              Net cash used in financing activities                               (1,662,005 )        (1,596,020 )
                                                                              ---------------     ---------------

Net Decrease in Cash and Cash Equivalents                                            (46,394 )          (181,421 )

Cash and Cash Equivalents at Beginning of Period                                   1,170,686           1,614,759
                                                                              ---------------     ---------------

Cash and Cash Equivalents at End of Period                                        $1,124,292          $1,433,338
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

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1999 and 1998


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999. Amounts as of December 31, 1998, included in the financial statements, have been derived from audited financial statements as of that date.

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

2.       Land and Buildings on Operating Leases:

         In June 1999, the Partnership sold four of its Burger King properties, one in each of Sevierville, Walker Springs, Broadway and Greeneville, Tennessee, to the tenant in accordance with the purchase option under the lease agreements, for a total of approximately $4,354,000 and received net sales proceeds of $4,318,145 resulting in a total gain of $848,303 for financial reporting purposes. These properties were originally acquired by the Partnership in January 1990 and had costs totaling approximately $3,535,700, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold these properties for a total of approximately $782,400 in excess of their original purchase prices.

3.       Restricted Cash:

         As of June 30, 1999, the net sales proceeds of $4,318,145 from the sales of the four Burger King properties, plus accrued interest of $13,950, were being held in interest-bearing escrow accounts pending the release of funds by the escrow agent to acquire additional properties on behalf of the Partnership.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1999 and 1998


4.      Commitments and Contingencies:


         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 1,865,194 shares of its common stock, par value $0.01 per share (the "APF Shares") which, for the purposes of valuing the merger consideration, have been valued by APF at $20.00 per APF Share, the price paid by APF investors (after an adjustment for a one for two reverse stock split effective June 3, 1999) in three previous public offerings, the most recent of which was completed in December 1998. In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other assets were valued on a going concern basis (meaning the Partnership continues unchanged) at $36,721,726 as of December 31, 1998. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the fourth quarter of 1999, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the limited partners at the special meeting approve the Merger, APF will own the properties and other assets of the Partnership. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         On May 11, 1999, four limited partners in several of the CNL Income Funds served a lawsuit against the general partners and APF in connection with the proposed Merger. On July 8, 1999, the plaintiffs amended the complaint to add three additional limited partners as plaintiffs. Additionally, on June 22, 1999, a limited partner in certain of the CNL Income Funds served a lawsuit against the general partners, APF and CNL Fund Advisors, Inc. and certain of its affiliates in connection with the proposed Merger. The general partners and APF believe that the lawsuits are without merit and intend to defend vigorously against the claims. See Part II - Item 1. Legal Proceedings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund VI, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 17, 1988 to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance, and utilities. As of June 30, 1999, the Partnership owned 38 Properties, which included interests in six Properties owned by joint ventures in which the Partnership is a co-venturer and five Properties owned with affiliates of the general partners as tenants-in-common.

Capital Resources

         The Partnership's primary source of capital for the six months ended June 30, 1999 and 1998 was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $1,663,032 and $1,655,360 for the six months ended June 30, 1999 and 1998, respectively. The increase in cash from operations for the six months ended June 30, 1999, was primarily a result of changes in income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the six months ended June 30, 1999.

         In April 1998, the Partnership reinvested a portion of the net sales proceeds from the 1998 sale of the Property in Melbourne, Florida, in a joint venture arrangement, Melbourne Joint Venture, with an affiliate of the general partners, to construct and hold one restaurant Property. As of June 30, 1999, the Partnership had contributed approximately $539,100, of which approximately $44,100 was contributed during the six months ended June 30, 1999, to the joint venture to purchase land and pay for construction costs relating to the joint venture. As of June 30, 1999, the Partnership owned a 50 percent interest in the profits and losses of the joint venture.

         In June 1999, the Partnership sold four of its Burger King Properties to the tenant in accordance with the purchase option under the lease agreements, for a total of approximately $4,354,000 and received net sales proceeds of $4,318,145 resulting in a total gain of $848,303 for financial reporting purposes. These Properties were originally acquired by the Partnership in January 1990 and had costs totaling approximately $3,535,700, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the
Partnership sold these properties for a total of approximately $782,400 in excess of their original purchase prices. As of June 30, 1999, the net sales proceeds of $4,318,145, plus accrued interest of $13,950, were being held in interest-bearing escrow accounts pending the release of funds to acquire additional Properties. The general partners believe that the transaction, or a portion thereof, relating to the sales of the four Properties and the reinvestment of the net sales proceeds will qualify as like-kind exchange transactions for federal income tax purposes.

         Currently, rental income from the Partnership's Properties and any net sales proceeds held by the Partnership, pending reinvestment in additional Properties, are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, certificates of deposit, and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At June 30, 1999, the Partnership had $1,124,292 invested in such short-term investments as compared to $1,170,686 at December 31, 1998. The funds remaining at June 30, 1999, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on cash from operations, the Partnership declared distributions to the limited partners of $1,575,000 for each of the six months ended June 30, 1999 and 1998 ($787,500 for each of the quarters ended June 30, 1999 and 1998). This represents distributions for each applicable six months of $22.50 per unit ($11.25 per unit for each of the quarters ended June 30, 1999 and 1998). No distributions were made to the general partners for the quarters and six months ended June 30, 1999 and 1998. No amounts distributed to the limited partners for the six months ended June 30, 1999 and 1998 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, increased to $952,383 at June 30, 1999, from $915,817 at December 31, 1998, primarily as the result of the Partnership accruing transaction costs relating to the proposed Merger with CNL American Properties Fund, Inc. ("APF"), as described below. The increase in liabilities is partially offset by a decrease due to the Partnership paying in January 1999 a special distribution of accumulated, excess operating reserves to the limited partners of $70,000 which has been accrued at December 31, 1998. The general partners believe the Partnership has sufficient cash on hand to meet the Partnership's current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the six months ended June 30, 1998, the Partnership and its consolidated joint venture, Caro Joint Venture, owned and leased 35 wholly owned Properties (which included four Properties which were sold during 1998) to operators of fast-food and family-style restaurant chains. During the six months ended June 30, 1999, the Partnership and Caro Joint Venture, owned and leased 32 wholly owned Properties (which included four Properties which were sold in June
1999). In connection therewith, the Partnership and Caro Joint Venture earned $1,429,977 and $1,384,259 during the six months ended June 30, 1999 and 1998, respectively, in rental income from operating leases (net of adjustments to accrued rental income) and earned income from direct financing leases from these Properties, $717,160 and $627,999 of which was earned during the quarters ended June 30, 1999 and 1998. Rental and earned income increased during the quarter and six months ended June 30, 1999, as compared to the quarter and six months ended June 30, 1998, primarily as a result of the fact that during the quarter and six months ended June 30, 1998 the Partnership wrote off approximately $155,500 in accrued rental income (non-cash accounting adjustments relating to the straight-lining of future scheduled rent increases over the lease term in accordance with generally accepted accounting principles) relating to its Property in Bellevue, Nebraska to adjust the carrying value of the asset to the net sales proceeds received in June 1998 from the sale of this Property. The increase in rental and earned income was partially offset by a decrease in rental and earned income as a result of the sales of Properties during 1998 and the 1999 sales which are described above in "Capital Resources". Rental and earned income are expected to remain at reduced amounts while equity in earnings of joint ventures is expected to increase due to the fact that the Partnership reinvested the net sales proceeds from the 1998 sales of Properties in joint ventures or in Properties with affiliates of the general partners, as tenants-in-common.

         For the six months ended June 30, 1999 and 1998, the Partnership also earned $16,482 and $34,479, respectively, in contingent rental income, $7,307 and $2,089 of which was earned during the quarters ended June 30, 1999 and 1998, respectively. The decrease in contingent rental income during the six months ended June 30, 1999 is primarily attributable to a decrease in gross sales of certain restaurant properties, the leases of which require the payment of contingent rental income. Contingent rental income was higher for the quarter ended June 30, 1999, due to the fact that during the quarter ended June 30, 1998 the Partnership adjusted estimated contingent rental amounts accrued at December 31, 1997, to actual amounts.

         For the six months ended June 30, 1998, the Partnership owned and leased four Properties indirectly through joint venture arrangements and five Properties as tenants-in-common with affiliates of the general partners. For the six months ended June 30, 1999, the Partnership owned and leased five Properties indirectly through joint venture arrangements and five Properties as tenants-in-common with affiliates of the general partners. In connection therewith, during the six months ended June 30, 1999 and 1998, the Partnership earned $247,222 and $117,899, respectively, attributable to net income earned by these joint ventures, $123,447 and $61,403 of which was earned for the quarters ended June 30, 1999 and 1998, respectively. The increase in net income earned by joint ventures during the quarter and six months ended June 30, 1999, as compared to the quarter and six months ended June 30, 1998, is primarily due to the fact that in 1998 the Partnership used the net sales proceeds from the 1998 sales of three Properties to invest in Melbourne Joint Venture and Warren Joint Venture and to acquire an interest in a Property in Fort Myers, Florida, with an affiliate of the general partners as tenants-in-common.

         During the six months ended June 30, 1999 and 1998, the Partnership earned $39,252 and $67,682, respectively, in interest and other income, $23,796 and $31,006 of which was earned for the quarters ended June 30, 1999 and 1998. Interest and other income was higher during the quarter and six months ended June 30, 1998, partially due to the fact that during the quarter and six months ended June 30, 1998, the Partnership earned interest on the net sales proceeds relating to the sale of the Properties in Deland and Melbourne, Florida, and Liverpool, New York, pending the reinvestment of the net sales proceeds in additional Properties. Interest and other income were also higher during the quarter and six months ended June 30, 1998, because Caro Joint Venture recognized approximately $13,300 in other income during such periods due to the fact that the joint venture reversed real estate tax expense as a result of the tenant of the Property paying past due real estate taxes.

         Operating expenses, including depreciation and amortization expense, were $440,132 and $356,132 for the six months ended June 30, 1999 and 1998, respectively, of which $237,795 and $178,982 of which were incurred for the quarters ended June 30, 1999 and 1998, respectively. The increase in operating expenses for the quarter and six months ended June 30, 1999, was primarily due to the fact that the Partnership incurred $77,695 and $110,820 in transaction costs during the quarter and six months ended June 30, 1999, respectively, related to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed Merger with APF, as described below. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions. The increase in operating expenses was partially offset by a decrease in depreciation expense due to sales of several Properties in 1998 and 1999.

         As a result of the sales of the four Properties described above in "Capital Resources," the Partnership recognized a gain of $848,303 during the quarter and six months ended June 30, 1999. In addition, as a result of the sale of the Property in Deland, Florida, the Partnership recognized a gain of $345,122 during the six months ended June 30, 1998 for financial reporting purposes.

Proposed Merger

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 1,865,194 shares of its common stock, par value $0.01 per share (the "APF Shares") which, for the purposes of valuing the merger consideration, have been valued by APF at $20.00 per APF Share, the price paid by APF investors (after an adjustment for a one for two reverse stock split effective June 3, 1999) in three previous public offerings, the most recent of which was completed in December 1998. In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other assets were valued on a going concern basis (meaning the Partnership continues unchanged) at $36,721,726 as of December 31, 1998. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the fourth quarter of 1999, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the limited partners at the special meeting approve the Merger, APF will own the properties and other assets of the Partnership. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         On May 11, 1999, four limited partners in several of the CNL Income Funds served a lawsuit against the general partners and APF in connection with the proposed Merger. On July 8, 1999, the plaintiffs amended the complaint to add three additional limited partners as plaintiffs. Additionally, on June 22, 1999, a limited partner in certain of the CNL Income Funds served a lawsuit against the general partners, APF and CNL Fund Advisors, Inc. and certain of its affiliates in connection with the proposed Merger. The general partners and APF believe that the lawsuits are without merit and intend to defend vigorously against the claims. See Part II - Item 1. Legal Proceedings.

Year 2000 Readiness Disclosure

         The Year 2000 problem concerns the inability of information and non-information technology systems to properly recognize and process date sensitive information beyond January 1, 2000. As of June 30, 1999 the Partnership did not have any information or non-information technology systems. The general partners and certain of the affiliates of the general partners provide all services requiring the use of information and non-information technology systems pursuant to a management agreement with the Partnership. The information technology system of the affiliates of the general partners consists of a network of personal computers and servers built using hardware and software from mainstream suppliers. The non-information technology systems of the affiliates of the general partners are primarily facility related and include building security systems, elevators, fire suppressions, HVAC, electrical systems and other utilities. The affiliates of the general partners have no internally generated programmed software coding to correct because substantially all of the software utilized by the general partners and affiliates is purchased or licensed from external providers. The maintenance of non-information technology systems at the Partnership's Properties is the responsibility of the tenants of the Properties in accordance with the terms of the Partnership's leases.

         In early 1998, the general partners and affiliates formed a Year 2000 team, for the purpose of identifying, understanding and addressing the various issues associated with the Year 2000 problem. The Y2K Team consists of the general partners and members from certain of the affiliates of the general partners, including representatives from senior management, information systems, telecommunications, legal, office management, accounting and property management. The Y2K Team's initial step in assessing the Partnership's Year 2000 readiness consists of identifying any systems that are date-sensitive and, accordingly, could have potential Year 2000 problems. The Y2K Team is in the process of conducting inspections, interviews and tests to identify which of the Partnership's systems could have a potential Year 2000 problem.

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

         The general partners and their affiliates have identified and have implemented upgrades for certain hardware equipment. In addition, the general partners and their affiliates have identified certain software applications which will require upgrades to become Year 2000 compliant. The general partners expect that all of these upgrades, as well as any other necessary remedial measures on the information technology systems used in the business activities and operations of the Partnership, to be completed by September 30, 1999, although, the general partners cannot be assured that the upgrade solutions provided by the vendors have addressed all possible Year 2000 issues. The general partners do not expect the aggregate cost of the Year 2000 remedial measures to be material to the results of operations of the Partnership.

         The general partners and their affiliates have received certification from the Partnership's transfer agent of its Year 2000 compliance. Due to the material relationship of the Partnership with its transfer agent, the Y2K Team is evaluating the Year 2000 compliance of the systems of the transfer agent and expects to have the evaluation completed by September 30, 1999. Despite the positive response from the transfer agent and the evaluation of the transfer agent's system by the Y2K Team, the general partners cannot be assured that the transfer agent has addressed all possible Year 2000 issues. In the event that the systems of the transfer agent are not Year 2000 compliant, the general partners and their affiliates will have to allocate resources to internally perform the functions of the transfer agent. The general partners do not anticipate that the additional cost of these resources would have a material impact on the Partnership.

         Based upon the progress the general partners and their affiliates have made in addressing the Year 2000 issues and their plan and timeline to complete the compliance program, the general partners do not foresee significant risks associated with Year 2000 compliance at this time. The general partners and their affiliates plan to address their significant Year 2000 issues prior to the Partnership being affected by them; therefore, we have not developed a comprehensive contingency plan. However, if the general partners and their affiliates identify significant risks related to their Year 2000 compliance, or if their progress deviates from the anticipated timeline, the general partners and their affiliates will develop contingency plans as deemed necessary at that time.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

                           PART II. OTHER INFORMATION


Item 1.       Legal Proceedings.

              On May 11, 1999, four limited partners in several CNL Income Funds served a derivative and purported class action lawsuit filed April 22, 1999 against the general partners and APF in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and violated provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed Merger. The plaintiffs are seeking unspecified damages and equitable relief. On July 8, 1999, the plaintiffs filed an amended complaint which, in addition to naming three additional plaintiffs, includes allegations of aiding and abetting and conspiring to breach fiduciary duties, negligence and breach of duty of good faith against certain of the defendants and seeks additional equitable relief. As amended, the caption of the case is Jon Hale, Mary J. Hewitt, Charles A. Hewitt, Gretchen M. Hewitt Bernard J. Schulte, Edward M. and Margaret Berol Trust, and Vicky Berol v. James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, and CNL American Properties Fund, Inc., Case No. CIO-99-0003561.

              On June 22, 1999, a limited partner of several CNL Income Funds served a purported class action lawsuit filed April 29, 1999 against the general partners and APF, Ira Gaines, individually and on behalf of a class of persons similarly situated, v. CNL American Properties Fund, Inc., James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, CNL Fund Advisors, Inc., CNL Financial Corporation a/k/a CNL Financial Corp., CNL Financial Services, Inc. and CNL Group, Inc., Case NO. CIO-99-3796, in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and that APF aided and abetted their breach of fiduciary duties in connection with the proposed Merger. The plaintiff is seeking unspecified damages and equitable relief.

Item 2.       Changes in Securities.  Inapplicable.

Item 3.       Defaults upon Senior Securities.  Inapplicable.

Item 4.       Submission of Matters to a Vote of Security Holders. Inapplicable.

Item 5.       Other Information.  Inapplicable.

Item 6.       Exhibits and Reports on Form 8-K.

          (a)  Exhibits

                     2.1 Agreement and Plan of Merger by and between the Registrant and CNL American Properties Fund, Inc. ("APF") dated March 11, 1999 and as amended on June 4, 1999 (Filed as Appendix B to the Prospectus Supplement for the Registrant, constituting a part of Amendment No. 1 to the Registration Statement of APF on Form S-4, File No. 74329)

                     3.1 Certificate of Limited Partnership of CNL Income Fund VI, Ltd. (Included as Exhibit 3.3 to Registration Statement No. 33-23892 on Form S-11 and incorporated herein by reference.)

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

                     27         Financial Data Schedule (Filed herewith.)

               (b)  Reports on Form 8-K

                      A Current Report on Form 8-K dated June 3, 1999, was filed on June 18, 1999, to report property dispositions.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 10th day of August, 1999.


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