Form 10-K405/A
period 1998-12-31
CNL INCOME FUND VI LTD
filed 1999-10-29
CIK 837986

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549
                                  FORM 10-K/A
                                Amendment No. 1

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended      December 31, 1998
                                          ----------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ____________  to  ____________


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:  Yes    X      No  ______
                                         -----

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

                     DOCUMENTS INCORPORATED BY REFERENCE:
                                     None

     The Form 10-K of CNL Income Fund X, Ltd. for the year ended December 31, 1998 is being amended to revise the disclosure under Item 1. Business, Item 2. Properties, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data.


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

     The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of selected national and regional fast-food and family-style restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $30,975,000, and were used to acquire 42 Properties, including interests in four Properties owned by joint ventures in which the Partnership is a co-venturer. During the year ended December 31, 1994, the Partnership sold its Properties in Batesville and Heber Springs, Arkansas, to the tenant and reinvested the net sales proceeds in a Jack in the Box Property in Dallas, Texas, and a Jack in the Box Property in Yuma, Arizona, which is owned as tenants-in-common with an affiliate of the General Partners. In addition, during the year ended December 31, 1995, the Partnership sold its Property in Little Canada, Minnesota, and reinvested the majority of the net sales proceeds in a Denny's Property in Broken Arrow, Oklahoma. During the year ended December 31, 1996, the Partnership reinvested the remaining net sales proceeds from the sale of the Property in Little Canada, Minnesota, in a Property located in Clinton, North Carolina, with affiliates of the General Partners as tenants-in-common. Also, during the year ended December 31, 1996, the Partnership sold its Property in Dallas, Texas. During the year ended December 31, 1997, the Partnership reinvested the net sales proceeds from the sale of the Property in Dallas, Texas, in a Bertucci's Property located in Marietta, Georgia. In addition, during 1997, the Partnership sold its Properties in Plattsmouth, Nebraska; Venice, Florida; Naples, Florida, and Whitehall, Michigan, and the Property in Yuma, Arizona, which was held as tenants-in-common with an affiliate of the General Partners, and reinvested a portion of these net sales proceeds in two IHOP Properties, one in each of Elgin, Illinois, and Manassas, Virginia, and in a Property in Vancouver, Washington, as tenants-in-common with affiliates of the General Partners. In addition, Show Low Joint Venture, a joint venture in which the Partnership is a co-venturer with an affiliate of the General Partners, sold its Property in Show Low, Arizona. The joint venture reinvested the net sales proceeds in a Property in Greensboro, North Carolina. During 1998, the Partnership reinvested the net sales proceeds from the sales of the Properties in Whitehall, Michigan and Plattsmouth, Nebraska in one Property in Overland Park, Kansas and one Property in Memphis, Tennessee, as tenants-in-common, with affiliates of the General Partners. In addition, in 1998, the Partnership sold its Property in Deland, Florida, Liverpool, New York, Melbourne, Florida, and Bellevue, Nebraska. The Partnership reinvested the net sales proceeds from the sales of the Property in Deland, Florida in one Property in Fort Myers, Florida, as tenants-in-common, with an affiliate of the General Partners and the Partnership reinvested the net sales proceeds from the sales of the Properties in Melbourne, Florida and Bellevue, Nebraska in two joint ventures, Warren Joint Venture and Melbourne Joint Venture, respectively, to each purchase and hold one restaurant Property. As a result of the above transactions, as of December 31, 1998, the Partnership owned 42 Properties. The 42 Properties include six Properties owned by joint ventures in which the Partnership is a co-venturer and five Properties owned with affiliates as tenants-in-common. Generally, the Properties are leased on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

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

     Generally, the leases of the Properties provide for two, three or four five-year renewal options subject to the same terms and conditions as the initial lease. Certain lessees also have been granted options to purchase Properties at the Property's then fair market value, or pursuant to a formula based on the original purchase price of the Property, after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm.

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

Joint Venture and Tenancy in Common Arrangements

     The Partnership has entered into a joint venture arrangement, Caro Joint Venture, with an unaffiliated entity to purchase and hold one Property. In addition, the Partnership has entered into the following separate joint venture arrangements: Auburn Joint Venture with CNL Income Fund IV, Ltd., an affiliate of the General Partners, to purchase and hold one Property; Show Low Joint Venture with CNL Income Fund II, Ltd., an affiliate of the General Partners, to purchase and hold one Property; Asheville Joint Venture with CNL Income Fund VIII, Ltd., an affiliate of the General Partners, to purchase and hold one Property; Melbourne Joint Venture with CNL Income Fund XIV, Ltd., an affiliate of the General Partners, to purchase and hold one Property; and Warren Joint Venture with CNL Income Fund IV, Ltd., an affiliate of the General Partners, to purchase and hold one Property. Each of the affiliates is a limited partnership organized pursuant to the laws of the State of Florida.

     The joint venture arrangements provide for the Partnership and its joint venture partners to share in all costs and benefits associated with the joint venture in accordance with their respective percentage interest in the joint venture. The Partnership has 66.14% interest in Caro Joint Venture, a 3.9% interest in Auburn Joint Venture, a 36 percent interest in Show Low Joint Venture, a 14.46% interest in Asheville Joint Venture, a 50 percent interest in Melbourne Joint Venture, and a 64.29% interest in Warren Joint Venture. The Partnership and its joint venture partners are jointly and severally liable for all debts, obligations and other liabilities of the joint venture.

     Each joint venture has an initial term of 20 years and, after the expiration of the initial term, continues in existence form year to year unless terminated at the option of either joint venturer by an event of dissolution. Events of dissolution include the bankruptcy, insolvency or termination of any joint venturer, sale of the Property owned by the joint venture and mutual agreement of the Partnership and its joint venture partner to dissolve the joint venture.

     The Partnership has management control of Caro Joint Venture and share management control equally with affiliates of the General Partners for Auburn Joint Venture, Show Low Joint Venture, Asheville Joint Venture, Melbourne Joint Venture, and Warren Joint Venture. The joint venture agreements restrict each venturer's ability to sell, transfer to assign its joint venture interest without first offering it for sale to its joint venture partner, either upon such terms and conditions as to which the venturers may agree or, in the event the venturers cannot agree, on the same terms and conditions as any offer from a third party to purchase such joint venture interest.

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

     In addition to the above joint venture arrangements, the Partnership has entered into agreements to hold a Property in Vancouver, Washington, as tenants-in-common, with CNL Income Fund, Ltd., CNL Income Fund II, Ltd., and CNL Income Fund V, Ltd., affiliates of the General Partners; a Property in Clinton, North Carolina, as tenants-in-common, with CNL Income Fund IV, Ltd., CNL Income Fund X, Ltd., and CNL Income Fund XV, Ltd., affiliates of the General Partners; a Property in Overland Park, Kansas, as tenants-in-common, with CNL Income Fund II, Ltd. and CNL Income Fund III, Ltd., affiliates of the General Partners; a Property in Memphis, Tennessee, as tenants-in-common, with CNL Income Fund II, Ltd. and CNL Income Fund XVI, Ltd., affiliates of the General Partners; and a Property in Ft. Myers, Florida, as tenants-in-common, with CNL Income Fund XV, Ltd., an affiliate of the General Partners. The agreements provide for the Partnership and the affiliates to share in the profits and losses of the Property and net cash flow from the Properties, in proportion to each co-tenant's percentage interest. The Partnership owns a 23.04%, an 18 percent, a 34.74%, a 46.2% and an 85 percent interest in the Properties in Vancouver, Washington; Clinton, North Carolina; Overland Park, Kansas; Memphis, Tennessee; and Ft. Myers, Florida, respectively.

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

Item 2.  Properties

     As of December 31, 1998, the Partnership owned 42 Properties. Of the 42 Properties, 31 are owned by the Partnership in fee simple, six are owned through joint venture arrangements and five are owned through tenancy in common arrangements. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses. This schedule was filed with the Partnership's Form 10-K for the year ended December 31, 1998.

Description of Properties

     Land. The Partnership's Property sites range from approximately 11,500 to 88,200 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

     The following table lists the Properties owned by the Partnership as of December 31, 1998 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation filed with the Partnership's Form 10-K for the year ended December 31, 1998.

          State                                             Number of Properties
          -----                                             --------------------
          Florida                                                    11
          Georgia                                                     1
          Illinois                                                    1
          Indiana                                                     1
          Kansas                                                      1
          Massachusetts                                               1
          Michigan                                                    3
          North Carolina                                              3
          New Mexico                                                  1
          Ohio                                                        1
          Oklahoma                                                    2
          Pennsylvania                                                1
          Tennessee                                                   8
          Texas                                                       3
          Virginia                                                    2
          Washington                                                  1
          Wyoming                                                     1
                                                               --------
          TOTAL PROPERTIES:                                          42
                                                               ========

     Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 1,200 to 10,700 square feet. All buildings on Properties are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 1998, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight line method using depreciable lives of 31.5 and 39 years for federal income tax purposes. As of December 31, 1998, the aggregate cost of the Properties owned by the Partnership and joint ventures (including Properties owned through tenancy in common arrangements) for federal income tax purposes was $25,492,208 and $12,463,859, respectively.

     The following table lists the Properties owned by the Partnership as of December 31, 1998 by Restaurant Chain.

          Restaurant Chain                                  Number of Properties
          ----------------                                  --------------------
          5 & Diner                                                   1
          Arby's                                                      1
          Bennigan's                                                  1
          Bertucci's                                                  1
          Burger King                                                 5
          Captain D's                                                 1
          Chevy's Fresh Mex                                           1
          Church's                                                    2
          Darryl's                                                    1
          Denny's                                                     2
          Golden Corral                                               5
          Hardee's                                                    2
          IHOP                                                        5
          Jack in the Box                                             1
          KFC                                                         3
          Loco Lupe's Mexican Restaurant                              1
          Popeyes                                                     4
          Shoney's                                                    1
          Taco Bell                                                   1
          Waffle House                                                3
                                                               --------
          TOTAL PROPERTIES:                                          42
                                                               ========

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

     Leases. The Partnership leases the Properties to operators of selected national and regional fast-food restaurant chains. The leases are generally on a long-term "triple net" basis, meaning that the tenant is responsible for repairs, maintenance, property taxes, utilities and insurance. Generally, a lessee is required, under the terms of its lease agreement, to make such capital expenditures as may be reasonably necessary to refurbish buildings, premises, signs and equipment so as to comply with the lessee's obligations, if applicable, under the franchise agreement to reflect the current commercial image of its Restaurant Chain. These capital expenditures are required to be paid by the lessee during the term of the lease. The terms of the leases of the Properties owned by the Partnership are described in Item 1. Business - Leases.

     At December 31, 1998, 1997, 1996, 1995 and 1994, the Properties were 100%,
95%, 98%, 100%, and 100% occupied, respectively. The following is a schedule of the average annual rent for each of the five years ended December 31:

                                                            For the Year Ended December 31:
                                  1998                1997                1996                1995                1994
                            ---------------     ---------------     ---------------     ---------------     ---------------
Rental Revenues (1)              $3,342,220          $3,139,283          $3,568,754          $3,431,074          $3,465,440
Properties                               42                  39                  42                  42                  42
Average Rent per Unit            $   79,577          $   80,494          $   84,970          $   81,692          $   82,510

(1) Rental income includes the Partnership's share of rental income from the Properties owned through joint venture arrangements and the Properties owned through tenancy in common arrangements. Rental revenues have been adjusted, as applicable, for any amounts for which the Partnership has established an allowance for doubtful accounts.

     The following is a schedule of lease expirations for leases in place as of December 31, 1998 for each of the ten years beginning with 1999 and thereafter.

                                                                                    Percentage of
                                        Number             Annual Rental             Gross Annual
        Expiration Year               of Leases               Revenues              Rental Income
     ---------------------        ------------------     ------------------       ------------------
             1999                           --                      --                       --
             2000                           --                      --                       --
             2001                           --                      --                       --
             2002                           --                      --                       --
             2003                           --                      --                       --
             2004                            4                 624,648                    19.98%
             2005                            5                 533,411                    17.06%
             2006                            1                 111,414                     3.56%
             2007                           --                      --                       --
             2008                            3                 122,654                     3.92%
             Thereafter                     29               1,734,127                    55.48%
                                    ----------              ----------               ----------
             Totals                         42               3,126,254                   100.00%
                                    ==========              ==========               ==========

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

                                    PART II


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Partnership was organized on August 17, 1988, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains.
The leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1998, the Partnership owned 42 Properties, either directly or indirectly through joint venture or tenancy in common arrangements.

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

     In July 1997, the Partnership sold the Property in Whitehall, Michigan, to an unrelated third party, for $665,000 and received net sales proceeds of $626,907, resulting in a loss of $79,777 for financial reporting purposes, as described below in "Results of Operations." The net sales proceeds were reinvested in a Property in Overland Park, Kansas, with affiliates of the General Partners as tenants-in-common, in January 1998. In connection therewith, the Partnership and the affiliates entered into an agreement whereby each co-tenant will share in the profits and losses of the Property in proportion to its applicable percentage interest. As of December 31, 1998, the Partnership owned a 34.74% interest in this Property.

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

     In addition, in July 1997, the Partnership sold its Property in Plattsmouth, Nebraska, to the tenant, for $700,000 and received net sales proceeds of $697,650, resulting in a gain of $156,401 for financial reporting purposes. This Property was originally acquired by the Partnership in January 1990 and had a cost of approximately $561,000, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $138,400 in excess of its original purchase price. In January 1998, the Partnership reinvested the net sales proceeds in an IHOP Property in Memphis, Tennessee, with affiliates of the General Partners as tenants-in-common. In connection therewith, the Partnership and the affiliates entered into an agreement whereby each co-tenant will share in the profits and losses of the Property in proportion to its applicable percentage interest. As of December 31, 1998, the Partnership owned a 46.2% interest in this Property. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes at a level reasonably assumed by the General Partners, resulting from the sale.

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

     In October 1997, the Partnership and an affiliate, as tenants-in-common, sold the Property in Yuma, Arizona, in which the Partnership owned a 51.67% interest, for a total sales price of $1,010,000 and received net sales proceeds of $982,025, resulting in a gain, to the tenancy-in-common, of approximately $128,400 for financial reporting purposes. The Property was originally acquired in July 1994 and had a total cost of approximately $861,700, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Property was sold for approximately $120,300 in excess of its original purchase price. The Partnership received approximately $455,000, representing a return of capital for its pro-rata share of the net sales proceeds. In December 1997, the Partnership reinvested the amounts received as a return of capital from the sale of the Yuma, Arizona Property, in a Property in Vancouver, Washington, as tenants-in-common with affiliates of the General Partners. In connection therewith, the Partnership and the affiliates entered into an agreement whereby each co-tenant will share in the profits and losses of the Property in proportion to its applicable percentage interest. As of December 31, 1998, the Partnership owned a 23.04% interest in this Property. The transaction relating to the sale of the Property in Yuma, Arizona and the reinvestment of the net sales proceeds was structured to qualify as a like-kind exchange transaction for federal income tax purposes.

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

     None of the Properties owned by the Partnership, or the joint ventures or tenancy in common arrangement in which the Partnership owns an interest, is or may be encumbered. Under its Partnership Agreement, the Partnership is prohibited from borrowing for any purpose; provided, however, that the General Partners or their affiliates are entitled to reimbursement, at cost, for actual expenses incurred by the General Partners or their affiliates on behalf of the Partnership. Affiliates of the General Partners from time to time incur certain operating expenses on behalf of the Partnership for which the Partnership reimburses the affiliates without interest.

     Currently, rental income from the Partnership's Properties and net sales proceeds from the sale of Properties, pending reinvestment in additional Properties, are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, CDs and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At December 31, 1998, the Partnership had $1,170,686 invested in such short-term investments as compared to $1,614,759 at December 31, 1997. The decrease in cash and cash equivalents during 1998, is primarily due to the receipt of $626,907 in net sales proceeds from the sale of the Property in Whitehall, Michigan in July 1997, which were being held at December 31, 1997, which were reinvested in a Property in Overland Park, Kansas, as tenants-in-common with affiliates of the General Partners, in January 1998. This decrease is partially offset by an increase in cash and cash equivalents due to the receipt of $145,221 in net sales proceeds from the sale of the Property in Liverpool, New York in February 1998. As of December 31, 1998, the average interest rate earned on the rental income deposited in demand deposit accounts at commercial banks was approximately two percent annually. The funds remaining at December 31, 1998, after payment of distributions and other liabilities, will be used to invest in an additional Property as described above and to meet the Partnership's working capital and other needs.

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

Results of Operations

     During 1996, the Partnership and its consolidated joint venture, Caro Joint Venture owned and leased 38 wholly owned Properties (including one Property in Dallas, Texas, which was sold in December 1996), during 1997, the Partnership owned and leased 40 wholly owned Properties (including three Properties which were sold in 1997) and during 1998, the Partnership owned and leased 36 wholly owned Properties (including four Properties which were sold in 1998). In addition, during 1996, the Partnership was a co-venturer in three separate joint ventures that each owned and leased one Property, during 1997, the Partnership was a co-venturer in three separate joint ventures that owned and leased a total of five Properties (including one Property in Show Low, Arizona, which was sold in January 1997) and during 1998, the Partnership was a co-venturer in five separate joint ventures that owned and leased a total of six Properties. During 1996, the Partnership owned and leased two Properties with affiliates as tenants-in-common, during 1997, the Partnership owned and leased four Properties with affiliates as tenants-in-common (including one Property in Yuma, Arizona, which was sold in October, 1997) and during 1998, the Partnership owned and leased five Properties with affiliates as tenants-in-common. As of December 31, 1998, the Partnership owned, either directly, as tenants-in-common with affiliates, or through joint venture arrangements, 42 Properties which are subject to long-term, triple-net leases. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $37,900 to $222,800. Generally, the leases provide for percentage rent based on sales in excess of a specified amount. In addition, some of the leases provide that, commencing in the fourth to sixth lease year, the percentage rent will be an amount equal to the greater of the percentage rent calculated under the lease formula or a specified percentage (ranging from one to five percent) of the purchase price or gross sales. For further description of the Partnership's leases and Properties, see Item 1. Busines - Leases and Item 2. Properties, respectively.

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

     In addition, the decrease in rental and earned income during 1998 as compared to 1997, was partially offset by, and the decrease during 1997, as compared to 1996, was partially attributable to, the Partnership increasing its allowance for doubtful accounts during 1997 by approximately $40,500 for rental amounts relating to the Hardee's Property located in Greensburg, Indiana, due to financial difficulties the tenant was experiencing. No such allowance was recorded in 1998. Rental and earned income also decreased by approximately $43,700 during 1997 due to the fact that the Partnership terminated the lease with the former tenant of the Property in Greensburg, Indiana, in June 1997, as described above in "Capital Resources." The General Partners have agreed that they will cease collection efforts on past due rental amounts once the former tenant of this Property pays all amounts due under the promissory note for past due real estate taxes described above in "Capital Resources." The decrease in rental and earned income in 1998 and 1997, each as compared to the previous year, was slightly offset by an increase of $18,400 and $14,200, respectively, in rental income from the new tenant of this Property who began operating the Property in 1997 after it was renovated into an Arby's Property.

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

     Operating expenses, including depreciation and amortization expense, were $694,773, $840,365, and $683,163 for the years ended December 31, 1998, 1997, and 1996, respectively. The decrease in operating expenses during 1998, as compared to 1997, and the increase in operating expenses during 1997, as compared to 1996, is partially due to the fact that the Partnership recorded approximately $122,400 in bad debt expense and approximately $19,400 in real estate tax expense during 1997 for the Property located in Melbourne, Florida, due to the fact that the tenant vacated the Property in October 1997. The Partnership sold this Property in February 1998, as described above in "Capital Resources." In addition, during 1997, the Partnership's consolidated joint venture, Caro Joint Venture, recorded bad debt expense and real estate tax expense of approximately $26,200 relating to the Property located in Caro, Michigan, representing past due rental and other amounts. No such bad debt expense and real estate tax expense were recorded during the year ended December 31, 1998 due to the fact that the tenant has been making rental payments in accordance with the terms of its lease agreement.

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

     As a result of the sale of the Property in Deland, Florida, as described above in "Capital Resources," the Partnership recognized a gain of $345,122 during the year ended December 31, 1998, for financial reporting purposes. As a result of the sales of the Properties in Naples, Florida; Plattsmouth, Nebraska and Venice, Florida, as described above in "Capital Resources," the Partnership recognized a gain of $626,804 during 1997 for financial reporting purposes. The gain for 1997 was partially offset by a loss of $79,777 for financial reporting purposes, resulting from the July 1997 sale of the Property in Whitehall, Michigan, as described above in "Capital Resources." As a result of the sale of the Property in Dallas, Texas, in December 1996, the Partnership recognized a loss for financial reporting purposes of $1,706 for the year ended December 31, 1996, as discussed above in "Capital Resources."

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

     During the year ended December 31, 1997, the Partnership established an allowance for loss on land and an allowance for impairment in the carrying value of the net investment in direct financing lease for its Property in Melbourne, Florida, in the amount of $158,239. The tenant of this Property vacated the Property in October 1997 and ceased making rental payments. The allowance represented the difference between the Property's carrying value at December 31, 1997 and the net sales proceeds received in February 1998 from the sale of the Property, as described above in "Capital Resources." No such provision was recorded during the year ended December 31, 1998 and 1996.

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

Proposed Merger

     On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF. As consideration for the Merger, APF has agreed to issue 3,730,388 APF Shares. In order to assist the General Partners in evaluating the proposed merger consideration, the General Partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the fair value of the Partnership's property portfolio and other assets was $36,721,726 as of December 31, 1998. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and, therefore, would be freely tradable at the option of the former Limited Partners. At a special meeting of the Limited Partners that is expected to be held in the fourth quarter of 1999, Limited Partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the Limited Partners at the special meeting approve the Merger, APF will own the Properties and other assets of the Partnership. The General Partners intend to recommend that the Limited Partners of the Partnership approve the Merger. In connection with their recommendation, the General Partners will solicit the consent of the Limited Partners at the special meeting.

Year 2000 Readiness Disclosure

Overview of Year 2000 Problem

     The year 2000 problem concerns the inability of information and non-information technology systems to properly recognize and process date sensitive information beyond January 1, 2000. The failure to accurately recognize the year 2000 could result in a variety of problems from data miscalculations to the failure of entire systems.

Information and Non-Information Technology Systems

     The Partnership does not have any information or non-information technology systems. The General Partners and their affiliates provide all services requiring the use of information and non-information technology systems pursuant to a management agreement with the Partnership. The information technology system of the General Partners' affiliates consists of a network of personal computers and servers built using hardware and software from mainstream suppliers. The non-information technology systems of the affiliates are primarily facility related and include building security systems, elevators, fire suppressions, HVAC, electrical systems and other utilities. The affiliates have no internally generated programmed software coding to correct, because substantially all of the software utilized by the affiliates is purchased or licensed from external providers. The maintenance of non-information technology systems at the Partnership's restaurant properties is the responsibility of the tenants of such properties in accordance with the terms of the Partnership's leases.

The Y2K Team

     In early 1998, the General Partners and their affiliates formed a Year 2000 committee (the "Y2K Team") for the purpose of identifying, understanding and addressing the various issues associated with the year 2000 problem. The Y2K Team consists of the General Partners and members from their affiliates, including representatives from senior management, information systems, telecommunications, legal, office management, accounting and property management.

Assessing Year 2000 Readiness

     The Y2K Team's initial step in assessing year 2000 readiness consists of identifying any systems that are date-sensitive and, accordingly, could have potential year 2000 problems. The Y2K Team has conducted inspections, interviews and tests to identify which of the systems used by the Partnership could have a potential year 2000 problem.

     The information system of the General Partners' affiliates is comprised of hardware and software applications from mainstream suppliers. Accordingly, the Y2K Team has contacted and is evaluating documentation from the respective vendors and manufacturers to verify the year 2000 compliance of their products. The Y2K Team has also requested and is evaluating documentation from the non-information technology systems providers of the affiliates.

     In addition, the Y2K Team has requested and is evaluating documentation from other companies with which the Partnership has material third party relationships. Such third parties, in addition to the providers of information and non-information technology systems, consist of the Partnership's transfer agent and financial institutions. The Partnership depends on its transfer agent to maintain and track investor information and its financial institutions for availability of cash.

     As of September 15, 1999, the Y2K Team had received responses from approximately 60% of the third parties. All of the responses were in writing. Of the third parties responding, all indicated that they are currently year 2000 compliant or will be year 2000 compliant prior to the year 2000. Although the Y2K Team continues to receive positive responses from the companies with which the Partnership has third party relationships regarding their year 2000 compliance, the General Partners cannot be assured that the third parties have adequately considered the impact of the year 2000.

     In addition, the Y2K Team has requested documentation from the Partnership's tenants. The Y2K Team is in the process of evaluating the responses and expects to complete this process by October 31, 1999. The Partnership has also instituted a policy of requiring any new tenants to indicate that their systems are year 2000 compliant or are expected to be year 2000 compliant prior to the year 2000.

Achieving Year 2000 Compliance

     The Y2K Team has identified and completed upgrades of the hardware equipment that was not year 2000 compliant. In addition, the Y2K Team has identified and completed upgrades of the software applications that were not year 2000 compliant, although the General Partners cannot be assured that the upgrade solutions provided by the vendors have addressed all possible year 2000 issues.

     The cost for these upgrades and other remedial measures is the responsibility of the General Partners and their affiliates. The General Partners do not expect that the Partnership will incur any costs in connection with year 2000 remedial measures.

Assessing the Risks to the Partnership of Non-Compliance and Developing Contingency Plans

Risk of Failure of Information and Non-Information Technology Systems Used by the Partnership

     The General Partners believe that the reasonably likely worst case scenario with regard to the information and non-information technology systems used by the Partnership is the failure of one or more of these systems as a result of year 2000 problems. Because the Partnership's major source of income is rental payments under long-term triple-net leases, any failure of information or non-information technology systems used by the Partnership is not expected to have a material impact on the results of operations of the Partnership. Even if such systems failed, the payment of rent under the Partnership's leases would not be affected. In addition, the Y2K Team is expected to correct any Y2K problems within the control of the General Partners and their affiliates before the year 2000.

     The Y2K Team has determined that a contingency plan to address this risk is not necessary at this time. However, if the Y2K Team identifies additional risks associated with the year 2000 compliance of the information or non-information technology systems used by the Partnership, the Y2K Team will develop a contingency plan if deemed necessary at that time.

Risk of Inability of Transfer Agent to Accurately Maintain Partnership Records

     The General Partners believe that the reasonably likely worst case scenario with regard to the Partnership's transfer agent is that the transfer agent will fail to achieve year 2000 compliance of its systems and will not be able to accurately maintain the records of the Partnership. This could result in the inability of the Partnership to accurately identify its Limited Partners for purposes of distributions, delivery of disclosure materials and transfer of units. The Y2K Team has received certification from the Partnership's transfer agent of its year 2000 compliance. Despite the positive response from the transfer agent, the General Partners cannot be assured that the transfer agent has addressed all possible year 2000 issues.

     The Y2K Team has developed a contingency plan pursuant to which the General Partners and their affiliates would maintain the records of the Partnership manually, in the event that the systems of the transfer agent are not year 2000 compliant. The General Partners and their affiliates would have to allocate resources to internally perform the functions of the transfer agent. The General Partners do not anticipate that the additional cost of these resources would have a material impact on the results of operations of the Partnership.

Risk of Loss of Short-Term Liquidity from Failure of Financial Institutions to Achieve Year 2000 Compliance

     The General Partners believe that the reasonably likely worst case scenario with regard to the Partnership's financial institutions is that some or all of its funds on deposit with such financial institutions may be temporarily unavailable. The Y2K Team has received responses from 93% of the Partnership's financial institutions indicating that their systems are currently year 2000 compliant or are expected to be year 2000 compliant prior to the year 2000. Despite the positive responses from the financial institutions, the General Partners cannot be assured that the financial institutions have addressed all possible year 2000 issues. The loss of short-term liquidity could affect the Partnership's ability to pay its expenses on a current basis. The General Partners do not anticipate that a loss of short-term liquidity would have a material impact on the results of operations of the Partnership.

     Based upon the responses received from the Partnership's financial institutions and the inability of the Y2K Team to identify a suitable alternative for the deposit of funds that is not subject to potential year 2000 problems, the Y2K Team has determined not to develop a contingency plan to address this risk.

Risks of Late Payment or Non-Payment of Rent by Tenants

     The General Partners believe that the reasonably likely worst case scenario with regard to the Partnership's tenants is that some of the tenants may make rental payments late as the result of the failure of the tenants to achieve year 2000 compliance of their systems used in the payment of rent, the failure of the tenant's financial institutions to achieve year 2000 compliance, or the temporary disruption of the tenants' businesses. The Y2K Team is in the process of requesting responses from the Partnership's tenants indicating the extent to which their systems are currently year 2000 compliant or are expected to be year 2000 compliant prior to the year 2000. The General Partners cannot be assured that the tenants have addressed all possible year 2000 issues. The late payment of rent by one or more tenants would affect the results of operations of the Partnership in the short-term.

     The General Partners are also aware of predictions that the year 2000 problem, if uncorrected, may result in a global economic crisis. The General Partners are not able to determine if such predictions are true. A widespread disruption of the economy could affect the ability of the Partnership's tenants to pay rent and, accordingly, could have a material impact on the results of operations of the Partnership.

     Because payment of rent is under the control of the Partnership's tenants, the Y2K Team is not able to develop a contingency plan to address these risks. In the event of late payment or non-payment of rent, the General Partners will assess the remedies available to the Partnership under its lease agreements.

Item 8.  Financial Statements and Supplementary Data

                           CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)

                                   CONTENTS
                                   --------


                                                                      Page
                                                                      ----
Report of Independent Accountants                                      21

Financial Statements:

  Balance Sheets                                                       22

  Statements of Income                                                 23

  Statements of Partners' Capital                                      24

  Statements of Cash Flows                                             25

  Notes to Financial Statements                                        27

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



/s/ PricewaterhouseCoopers LLP

Orlando, Florida
January 19, 1999, except for Note 12 for which the date is March 11, 1999.

                           CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)

                                BALANCE SHEETS
                                --------------

                                                                            December 31,
                                                                    1998                    1997
                                                              ---------------         ---------------
                      ASSETS
                      ------

Land and buildings on operating leases, less
   accumulated depreciation and allowance for loss
   on land and building                                           $18,559,844              $20,785,684
Net investment in direct financing leases, less
   allowance for impairment in carrying value                       3,929,152                4,708,841
Investment in joint ventures                                        5,021,121                1,130,139
Cash and cash equivalents                                           1,170,686                1,614,759
Restricted cash                                                            --                  709,227
Receivables, less allowance for doubtful accounts of
   $323,813 and $363,410                                              150,912                  157,989
Prepaid expenses                                                          949                    4,235
Lease costs, less accumulated amortization of
   $7,181 and $5,581                                                   10,519                   12,119
Accrued rental income, less allowance for doubtful
   accounts of $38,944 and $27,245                                    785,982                  843,345
Other assets                                                           26,731                   26,731
                                                              ---------------         ----------------

                                                                  $29,655,896              $29,993,069
                                                              ===============         ================

         LIABILITIES AND PARTNERS' CAPITAL
         ---------------------------------

Accounts payable                                                  $     8,173              $    14,138
Accrued construction costs payable                                         --                  125,000
Accrued and escrowed real estate taxes payable                          2,500                   38,025
Due to related parties                                                 19,403                   32,019
Distributions payable                                                 857,500                  787,500
Rents paid in advance and deposits                                     28,241                   57,663
                                                              ---------------         ----------------
       Total liabilities                                              915,817                1,054,345

Minority interest                                                     144,949                  144,475

Partners' capital                                                  28,595,130               28,794,249
                                                              ---------------         ----------------

                                                                  $29,655,896              $29,993,069
                                                              ===============         ================

                See accompanying notes to financial statements.

                           CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)

                             STATEMENTS OF INCOME
                             --------------------

                                                                                           Year Ended December 31,
                                                                          1998                      1997                    1996
                                                                       ----------                ----------              ----------
Revenues:
 Rental income from operating leases                                   $2,520,346                $2,465,817              $2,776,776
 Adjustments to accrued rental income                                    (167,227)                  (17,548)                   (537)
 Earned income from direct financing leases                               470,258                   449,133                 557,426
 Contingent rental income                                                 156,676                   147,437                 110,073
 Interest and other income                                                110,502                   119,961                  49,056
                                                                       ----------                ----------              ----------
                                                                        3,090,555                 3,164,800               3,492,794
                                                                       ----------                ----------              ----------
Expenses:
 General operating and administrative                                     160,358                   156,847                 159,388
 Professional services                                                     32,400                    25,861                  32,272
 Bad debt expense                                                          12,854                   131,184                      --
 Real estate taxes                                                             --                    43,676                      --
 State and other taxes                                                     10,392                     8,969                   7,930
 Depreciation and amortization                                            458,558                   473,828                 483,573
 Transaction costs                                                         20,211                        --                      --
                                                                       ----------                ----------              ----------
                                                                          694,773                   840,365                 683,163
                                                                       ----------                ----------              ----------
Income Before Minority Interest in Income of Consolidated
 Joint Venture, Equity in Earnings of Unconsolidated Joint
 Ventures, Gain (Loss) on Sale of Land and Buildings and
 Net Investment in Direct Financing Leases and Provision
 for Loss on Land and Building and Impairment in Carrying
 Value of Net Investment in Direct Financing Lease                      2,395,782                 2,324,435               2,809,631

Minority interest in Income of Consolidated Joint Venture                 (43,128)                   11,275                 (24,682)

Equity in Earnings of Unconsolidated Joint Ventures                       323,105                   280,331                  97,381

Gain (Loss) on Sale of Land and Buildings and Net Investment
 in Direct Financing Leases                                               345,122                   547,027                  (1,706)

Provision for Loss on Land and Buildings and Impairment in
 Carrying Value of Net Investment in Direct Financing
 Lease                                                                         --                  (263,186)                (77,023)
                                                                       ----------                ----------              ----------

Net Income                                                             $3,020,881                $2,899,882              $2,803,601
                                                                       ==========                ==========              ==========

Allocation of Net Income:
 General partners                                                      $   28,327                $   25,353              $   28,337
 Limited partners                                                       2,992,554                 2,874,529               2,775,264
                                                                       ----------                ----------              ----------

                                                                       $3,020,881                $2,899,882              $2,803,601
                                                                       ==========                ==========              ==========

Net Income Per Limited Partner Unit                                    $    42.75                $    41.06              $    39.65
                                                                       ==========                ==========              ==========

Weighted Average Number of Limited Partner Units
 Outstanding                                                               70,000                    70,000                  70,000
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

                           CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
                        -------------------------------

                 Years Ended December 31, 1998, 1997, and 1996

                                       General Partners                                   Limited Partners
                                 -------------------------------------------------------------------------------------------
                                                 Accumulated                                      Accumulated    Syndication
                                 Contributions    Earnings      Contributions    Distributions     Earnings         Costs
                                 -------------  ------------    -------------    --------------   -----------    -----------
Balance, December 31, 1995              $1,000      $174,673      $35,000,000      $(19,214,226)  $17,514,319    $(4,015,000)

 Distributions to limited
   partners ($46.00 per
   limited partner unit)                    --            --               --        (3,220,000)           --             --
 Net income                                 --        28,337               --                --     2,775,264             --
                                 -------------  ------------    -------------    --------------   -----------    -----------

Balance, December 31, 1996               1,000       203,010       35,000,000       (22,434,226)   20,289,583     (4,015,000)

 Distributions to limited
   partners ($45.00 per
   limited partner unit)                    --            --               --        (3,150,000)           --             --
 Net income                                 --        25,353               --                --     2,874,529             --
                                 -------------  ------------    -------------    --------------   -----------    -----------

Balance, December 31, 1997               1,000       228,363       35,000,000       (25,584,226)   23,164,112     (4,015,000)

 Distributions to limited
   partners ($46.00 per
   limited partner unit)                    --            --               --        (3,220,000)           --             --
 Net income                                 --        28,327               --                --     2,992,554             --
                                 -------------  ------------    -------------    --------------   -----------    -----------

Balance, December 31, 1998              $1,000      $256,690      $35,000,000      $(28,804,226)  $26,156,666    $(4,015,000)
                                 =============  ============    =============    ==============   ===========    ===========

                                     Total
                                 ------------
Balance, December 31, 1995        $29,460,766

 Distributions to limited
   partners ($46.00 per
   limited partner unit)           (3,220,000)
 Net income                         2,803,601
                                 ------------

Balance, December 31, 1996         29,044,367

 Distributions to limited
   partners ($45.00 per
   limited partner unit)           (3,150,000)
 Net income                         2,899,882
                                 ------------

Balance, December 31, 1997         28,794,249

 Distributions to limited
   partners ($46.00 per
   limited partner unit)           (3,220,000)
 Net income                         3,020,881
                                 ------------

Balance, December 31, 1998        $28,595,130
                                 ============

                See accompanying notes to financial statements.

                           CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                           ------------------------

                                                                            Year Ended December 31,
                                                             1998                    1997                     1996
                                                        ---------------         ---------------          ---------------
Increase (Decrease) in Cash and Cash Equivalents:

   Cash Flows from Operating Activities:
     Cash received from tenants                             $ 3,092,644             $ 3,097,751              $ 3,363,188
     Distributions from unconsolidated joint
       ventures                                                 328,721                 144,016                  114,163
     Cash paid for expenses                                    (270,339)               (180,530)                (203,432)
     Interest received                                           92,634                  94,804                   36,843
                                                        ---------------         ---------------          ---------------
       Net cash provided by operating activities              3,243,660               3,156,041                3,310,762
                                                        ---------------         ---------------          ---------------

   Cash Flows from Investing Activities:
     Proceeds from sale of land and buildings                 2,832,253               4,003,985                  982,980
     Additions to land and buildings on operating
       leases                                                  (125,000)             (2,666,258)                      --
     Investment in direct financing leases                           --              (1,057,282)                      --
     Investment in joint ventures                            (3,896,598)               (521,867)                (146,090)
     Return of capital from joint ventures                          (84)                524,975                       --
     Collections on mortgage note receivable                         --                      --                    3,033
     Decrease (increase) in restricted cash                     697,650                 279,367                 (977,017)
     Payment of lease costs                                      (3,300)                 (3,300)                  (3,300)
                                                        ---------------         ---------------          ---------------
       Net cash provided by (used in) investing
         activities                                            (495,079)                559,620                 (140,394)
                                                        ---------------         ---------------          ---------------

   Cash Flows from Financing Activities:
     Distributions to limited partners                       (3,150,000)             (3,220,000)              (3,150,000)
     Distributions to holder of minority interest               (42,654)                 (8,832)                 (13,437)
                                                        ---------------         ---------------          ---------------
         Net cash used in financing activities               (3,192,654)             (3,228,832)              (3,163,437)
                                                        ---------------         ---------------          ---------------

Net Increase (Decrease) in Cash and Cash Equivalents           (444,073)                486,829                    6,931

Cash and Cash Equivalents at Beginning of Year                1,614,759               1,127,930                1,120,999
                                                        ---------------         ---------------          ---------------

Cash and Cash Equivalents at End of Year                    $ 1,170,686             $ 1,614,759              $ 1,127,930
                                                        ===============         ===============          ===============

                See accompanying notes to financial statements.

                           CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)

                     STATEMENTS OF CASH FLOWS - CONTINUED
                     ------------------------------------

                                                                           Year Ended December 31,
                                                            1998                    1997                    1996
                                                      ----------------        ----------------       -----------------
Reconciliation of Net Income to Net Cash
 Provided by Operating Activities:

   Net income                                               $3,020,881              $2,899,882              $2,803,601
                                                      ----------------        ----------------       -----------------
   Adjustments to reconcile net income to
     net cash provided by operating
     activities:
       Bad debt expense                                         12,854                 131,184                      --
       Depreciation                                            456,958                 471,938                 481,683
       Amortization                                              1,600                   1,890                   1,890
       Minority interest in income of
         consolidated joint venture                             43,128                 (11,275)                 24,682
       Equity in earnings of unconsolidated
         joint ventures, net of distributions                    5,616                (136,315)                 16,782
       Loss (gain) on sale of land and building               (345,122)               (547,027)                  1,706
       Provision for loss on land and building
         and impairment in carrying value of
         net investment in direct financing
         lease                                                      --                 263,186                  77,023
       Decrease (increase) in receivables                        8,649                  17,113                 (90,360)
       Decrease (increase) in prepaid expenses                   3,286                  (3,072)                  4,087
       Decrease in net investment in direct
         financing leases                                       63,868                  67,389                  68,177
       Decrease (increase) in accrued rental
         income                                                 51,142                 (81,244)               (103,935)
       Increase (decrease)  in accounts payable
         and accrued expenses                                  (37,246)                 25,964                   2,529
       Increase (decrease) in due to related
         parties                                               (12,532)                 29,470                  (3,391)
       Increase (decrease) in rents paid in
         advance and deposits                                  (29,422)                 26,958                  26,288
                                                      ----------------        ----------------       -----------------
          Total adjustments                                    222,779                 256,159                 507,161
                                                      ----------------        ----------------       -----------------

Net Cash Provided by Operating Activities                   $3,243,660              $3,156,041              $3,310,762
                                                      ================        ================       =================

Supplemental Schedule of Non-Cash Investing and
 Financing Activities:

   Distributions declared and unpaid at
     December 31                                            $  857,500              $  787,500              $  857,500
                                                      ================        ================       =================

                See accompanying notes to financial statements.

                           CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                 Years Ended December 31, 1998, 1997, and 1996


1.   Significant Accounting Policies:
     -------------------------------

     Organization and Nature of Business - CNL Income Fund VI, Ltd. (the
     -----------------------------------
     "Partnership") is a Florida limited partnership that was organized for the purpose of acquiring both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food and family-style restaurant chains.

     The general partners of the Partnership are CNL Realty Corporation (the "Corporate General Partner"), James M. Seneff, Jr. and Robert A. Bourne. Mr. Seneff and Mr. Bourne are also 50 percent shareholders of the Corporate General Partner. The general partners have responsibility for managing the day-to-day operations of the Partnership.

     Real Estate and Lease Accounting - The Partnership records the acquisition
     --------------------------------
     of land and buildings at cost, including acquisition and closing costs. Land and buildings are leased to unrelated third parties on a triple-net basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. The leases are accounted for using either the direct financing or the operating method. Such methods are described below:

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

                           CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


1.   Significant Accounting Policies - Continued:
     -------------------------------------------

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

     Investment in Joint Ventures - The Partnership accounts for its approximate
     ----------------------------
     66 percent interest in Caro Joint Venture, a Florida general partnership, using the consolidation method. Minority interest represents the minority joint venture partner's proportionate share of equity in the Partnership's consolidated joint venture. All significant intercompany accounts and transactions have been eliminated.

                           CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


1.   Significant Accounting Policies - Continued:
     -------------------------------------------

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

     Cash and Cash Equivalents - The Partnership considers all highly liquid
     -------------------------
     investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks and money market funds (some of which are backed by government securities). Cash equivalents are stated at cost plus accrued interest, which approximates market value.

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

     Lease Costs - Brokerage fees and lease incentive costs incurred in finding
     -----------
     new tenants and negotiating new leases for the Partnership's properties are amortized over the terms of the new leases using the straight-line method.

     Income Taxes - Under Section 701 of the Internal Revenue Code, all income,
     ------------
     expenses and tax credit items flow through to the partners for tax purposes. Therefore, no provision for federal income taxes is provided in the accompanying financial statements. The Partnership is subject to certain state taxes on its income and property.

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

                           CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996

1.   Significant Accounting Policies - Continued:
     -------------------------------------------

     Use of Estimates - The general partners of the Partnership have made a
     ----------------
     number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted
     accounting principles.   The more significant areas requiring the use of
     management estimates relate to the allowance for doubtful accounts and future cash flows associated with long-lived assets. Actual results could differ from those estimates.

     Reclassification - Certain items in the prior years' financial statements
     ----------------
     have been reclassified to conform to 1998 presentation. These reclassifications had no effect on partners' capital or net income.

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

                           CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


3.   Land and Buildings on Operating Leases:
     --------------------------------------

     Land and buildings on operating leases consisted of the following at December 31:

                                                      1998                   1997
                                                   -----------            -----------
          Land                                     $ 8,558,191            $10,046,309
          Buildings                                 13,587,739             14,344,114
                                                   -----------            -----------
                                                    22,145,930             24,390,423
          Less accumulated depreciation             (3,586,086)            (3,327,334)
                                                   -----------            -----------
                                                    18,559,844             21,063,089
          Less allowance for loss on
               land and building                            --               (277,405)
                                                   -----------            -----------
                                                   $18,559,844            $20,785,684
                                                   ===========            ===========

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

                           CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996

3.   Land and Buildings on Operating Leases - Continued:
     --------------------------------------------------

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

     In January 1998, the Partnership sold its property in Deland, Florida, to the tenant for $1,250,000 and received net sales proceeds of $1,234,122, resulting in a gain of $345,122 for financial reporting purposes. This property was originally acquired by the Partnership in October 1989 and had a cost of approximately $1,000,000, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the property for approximately $234,100 in excess of its original purchase price. In June 1998, the Partnership sold its property in Bellevue, Nebraska, and received sales proceeds of $900,000. Due to the fact that during 1998, the Partnership wrote off $155,528 in

                           CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996

3.   Land and Buildings on Operating Leases - Continued:
     --------------------------------------------------

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

     The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 1998:

          1999                                    $ 2,329,253
          2000                                      2,402,277
          2001                                      2,451,812
          2002                                      2,466,895
          2003                                      2,458,306
          Thereafter                               11,370,855
                                                  -----------

                                                  $23,479,398
                                                  ===========

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

                           CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


4.   Net Investment in Direct Financing Leases:
     -----------------------------------------

     The following lists the components of the net investment in direct financing leases at December 31:

                                                              1998                1997
                                                          -----------         -----------
          Minimum lease payments
               receivable                                 $ 7,212,677         $ 9,313,752
          Estimated residual values                         1,440,446           1,655,911
          Less unearned income                             (4,723,971)         (6,198,018)
                                                          -----------         -----------
                                                            3,929,152           4,771,645
          Less allowance for impairment in
               carrying value                                      --             (62,804)
                                                          -----------         -----------
          Net investment in direct financing
               leases                                     $ 3,929,152         $ 4,708,841
                                                          ===========         ===========

     The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 1998:

          1999                                                                $   486,632
          2000                                                                    488,772
          2001                                                                    501,492
          2002                                                                    501,492
          2003                                                                    501,492
          Thereafter                                                            4,732,797
                                                                              -----------
                                                                              $ 7,212,677
                                                                              ===========

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

                           CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996

4.   Net Investment in Direct Financing Leases - Continued:
     -----------------------------------------------------

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

                           CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------
                 Years Ended December 31, 1998, 1997, and 1996

5.   Investment in Joint Venture - Continued:
     ---------------------------------------

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

                           CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


5.   Investment in Joint Venture - Continued:
     ---------------------------------------

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

                                                           1998                1997
                                                       -----------          ----------
          Land and buildings on operating
               leases, less accumulated
               depreciation                            $ 9,030,392          $4,568,842
          Net investment in direct financing
               leases                                    3,331,869             911,559
          Cash                                              12,138               7,991
          Receivables                                       56,360              22,230
          Accrued rental income                            237,451             160,197
          Other assets                                       1,190                 414
          Liabilities                                      105,868               7,557
          Partners' capital                             12,563,532           5,663,676
          Revenues                                       1,098,957             471,627
          Gain on sale of land and building                     --             488,372
          Net income                                       959,057             889,883

The Partnership recognized income totalling $323,105, $280,331, and $97,381 for the years ended December 31, 1998, 1997, and 1996, respectively, from these joint ventures.

                           CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


6.   Restricted Cash:
     ---------------

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

7.   Receivables:
     -----------

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

8.   Allocations and Distributions:
     -----------------------------

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

     Generally, net sales proceeds from the sale of properties not in liquidation of the Partnership, to the extent distributed, will be distributed first to the limited partners in an amount sufficient to provide them with their 10% Preferred Return, plus the return of their adjusted capital contributions. The general partners will then receive, to the extent previously subordinated and unpaid, a one percent interest in all prior distributions of net cash flow and a return of their capital contributions. Any remaining sales proceeds will be distributed 95 percent to the limited partners and five percent to the general partners. Any

                           CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


8.   Allocations and Distributions - Continued:
     -----------------------------------------

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

                           CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


9.   Income Taxes:
     ------------

     The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                       1998              1997                1996
                                                                   ------------      ------------        ------------
     Net income for financial reporting purposes                     $3,020,881        $2,899,882          $2,803,601

     Depreciation for tax reporting purposes in excess
          of depreciation for financial reporting purposes              (65,666)          (92,303)           (104,412)

     Allowance for loss on land and building                                 --           263,186              77,023

     Direct financing leases recorded as operating
          leases for tax reporting purposes                              63,868            67,392              68,177

     Gain and loss on sale of land and buildings for
          financial reporting purposes in excess of gain
          and loss on sale for tax reporting purposes                  (543,697)         (335,658)              1,706

     Equity in earnings of unconsolidated joint ventures
          for financial reporting purposes in excess of
          equity in earnings of  unconsolidated joint
          ventures for tax reporting purposes                           (14,400)         (147,256)                (49)

     Allowance for doubtful accounts                                    (39,597)          369,935             (78,517)

     Accrued rental income                                               51,142           (81,244)           (103,935)

     Rents paid in advance                                              (30,922)           26,458              26,288

     Capitalization of transaction costs for tax
          reporting purposes                                             20,211                --                  --

     Minority interest in timing
          differences of consolidated joint
          venture                                                        14,513           (30,778)              1,781
                                                                   ------------      ------------        ------------
     Net income for federal income tax
          purposes                                                   $2,476,333        $2,939,614          $2,691,663
                                                                   ============      ============        ============

                           CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------
                 Years Ended December 31, 1998, 1997, and 1996

10.  Related Party Transactions:
     --------------------------

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

                           CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------
                 Years Ended December 31, 1998, 1997, and 1996

11.  Concentration of Credit Risk:
     ----------------------------

     The following schedule presents total rental and earned income from individual lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures and the properties held as tenants-in-common with affiliates), for each of the years ended December 31:

                                                  1998              1997              1996
                                                --------          --------          --------
          Golden Corral Corporation             $758,646          $751,866          $758,348
          IHOP Properties, Inc.                  454,889               N/A                --
          Mid-America Corporation                439,519           439,519           439,519
          Restaurant Management
               Services, Inc.                    438,257           478,750           511,040

     In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures and the properties held as tenants-in-common with affiliates), for each of the years ended December 31:

                                                  1998              1997              1996
                                                --------          --------          --------
          Golden Corral Family
                 Steakhouse Restaurants         $758,646          $751,866          $758,348
          IHOP Properties, Inc.                  454,889               N/A                --
          Burger King                            453,634           496,487           455,764
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

                           CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


12.  Subsequent Event:
     ----------------

     On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 3,730,388 shares of its common stock, par value $0.01 per shares (the "APF Shares"). In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the fair value of the Partnership's property portfolio and other assets was $36,721,726 as of December 31, 1998. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and, therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of October, 1999.

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

       Signature                              Title                         Date
       ---------                              -----                         ----
/s/ Robert A. Bourne            President, Treasurer and Director      October 28, 1999
----------------------------    (Principal Financial and Accounting
Robert A. Bourne                Officer)


/s/ James M. Seneff, Jr.        Chief Executive Officer and Director   October 28, 1999
----------------------------    (Principal Executive Officer)
James M. Seneff, Jr.