Form 10-Q
period 1999-09-30
CNL INCOME FUND VI LTD
filed 1999-11-12
CIK 837986

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

(X)           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended                  September 30, 1999
                               -------------------------------------------------

                                       OR

()              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from _______________________ to ______________________


                            Commission file number
                                    0-19144
                    ---------------------------------------


                           CNL Income Fund VI, Ltd.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Florida                                          59-2922954
-------------------------------                  -------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


450 South Orange Avenue
Orlando, Florida                                             32801
-------------------------------------            -------------------------------
  (Address of principal executive offices)                (Zip Code)


Registrant's telephone number
(including area code)                                 (407) 540-2000
                                                 -------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                      -----    -----

                                   CONTENTS
                                   --------



                                                                          Page
                                                                          ----
Part I.

         Item 1. Financial Statements:

                    Condensed Balance Sheets                               1

                    Condensed Statements of Income                         2

                    Condensed Statements of Partners' Capital              3

                    Condensed Statements of Cash Flows                     4

                    Notes to Condensed Financial Statements                5-7

         Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                    8-16

         Item 3. Quantitative and Qualitative Disclosures About
                    Market Risk                                            16

Part II.

         Other Information                                                 17-18

                           CNL INCOME FUND VI, LTD.
                       (A Florida Limited Partnership)
                           CONDENSED BALANCE SHEETS


                                                                              September 30,            December 31,
                                                                                   1999                    1998
                                                                            -------------------     -------------------
                                  ASSETS
                                  ------

   Land and buildings on operating leases, less
       accumulated depreciation of $3,163,448 and
       $3,586,086 in 1999 and 1998, respectively                              $     15,164,023        $     18,559,844
   Net investment in direct financing leases                                         3,881,285               3,929,152
   Investment in joint ventures                                                      5,058,461               5,021,121
   Cash and cash equivalents                                                         1,121,875               1,170,686
   Restricted cash                                                                   4,380,164                      --
   Receivables, less allowance for doubtful accounts
       of $260,175 and $323,813 in 1999 and 1998, respectively                           6,482                 150,912
   Prepaid expenses                                                                      3,718                     949
   Lease costs, less accumulated amortization of
       $8,556 and $7,181 in 1999 and 1998, respectively                                  9,144                  10,519
   Accrued rental income, less allowance for doubtful
       accounts of $47,718 and $38,944 in 1999 and 1998, respectively                  465,442                 785,982
   Other assets                                                                         26,731                  26,731
                                                                            -------------------     -------------------

                                                                              $     30,117,325        $     29,655,896
                                                                            ===================     ===================

                    LIABILITIES AND PARTNERS' CAPITAL
                    ---------------------------------
   Accounts payable                                                            $       142,273        $          8,173
   Accrued and escrowed real estate taxes payable                                        9,184                   2,500
   Due to related party                                                                  8,462                  19,403
   Distributions payable                                                               787,500                 857,500
   Rents paid in advance and deposits                                                   64,773                  28,241
                                                                            -------------------     -------------------
       Total liabilities                                                             1,012,192                 915,817

   Commitments and Contingencies (Note 5)

   Minority interest                                                                   138,383                 144,949

   Partners' capital                                                                28,966,750              28,595,130
                                                                            -------------------     -------------------

                                                                              $     30,117,325        $     29,655,896
                                                                            ===================     ===================

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)
                        CONDENSED STATEMENTS OF INCOME

                                                                   Quarter Ended                   Nine Months Ended
                                                                   September 30,                     September 30,
                                                               1999              1998             1999              1998
                                                            ------------     ------------      ------------     ------------
Revenues:
    Rental income from operating leases                      $   515,427       $  604,034        $1,714,712       $1,884,112
    Adjustments to accrued rental income                          (2,925)          (2,925)           (8,774)        (155,528)
    Earned income from direct financing leases                   111,226          106,936           347,767          363,720
    Contingent rental income                                       4,410            4,882            20,892           39,361
    Interest and other income                                     58,431           25,316            97,683           92,998
                                                            ------------     ------------      ------------     ------------
                                                                 686,569          738,243         2,172,280        2,224,663
                                                            ------------     ------------      ------------     ------------

Expenses:
    General operating and administrative                          30,786           42,989           108,897          129,031
    Bad debt expense                                                  --               --                --           12,854
    Professional services                                          7,794            6,494            26,636           23,285
    State and other taxes                                             --               --             9,713           10,392
    Depreciation and amortization                                 94,768          114,253           317,414          344,306
    Transaction costs                                             57,931               --           168,751               --
                                                            ------------     ------------      ------------     ------------
                                                                 191,279          163,736           631,411          519,868
                                                            ------------     ------------      ------------     ------------

Income Before Minority Interest in Income of
    Consolidated Joint Venture, Equity in Earnings of
    Unconsolidated Joint Ventures and Gain on Sale of
    Land and Buildings                                           495,290          574,507         1,540,869        1,704,795

Minority Interest in Income of Consolidated Joint
    Venture                                                       (9,402)          (4,133)          (21,564)         (28,673)

Equity in Earnings of Unconsolidated Joint Ventures              119,290           94,509           366,512          212,408

Gain on Sale of Land and Buildings                                    --               --           848,303          345,122
                                                            ------------     ------------      ------------     ------------

Net Income                                                   $   605,178       $  664,883        $2,734,120       $2,233,652
                                                            ============     ============      ============     ============

Allocation of Net Income:
    General partners                                         $     6,052          $ 6,649          $ 26,145         $ 20,455
    Limited partners                                             599,126          658,234         2,707,975        2,213,197
                                                            ------------     ------------      ------------     ------------

                                                             $   605,178       $  664,883        $2,734,120       $2,233,652
                                                            ============     ============      ============     ============

Net Income Per Limited Partner Unit                          $      8.56       $     9.40          $  38.69         $  31.62
                                                            ============     ============      ============     ============

Weighted Average Number of Limited Partner
    Units Outstanding                                             70,000           70,000            70,000           70,000
                                                            ============     ============      ============     ============

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)
                   CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                                                         Nine Months Ended              Year Ended
                                                                           September 30,               December 31,
                                                                                1999                       1998
                                                                      -------------------------     ------------------
General partners:
    Beginning balance                                                                $  257,690             $  229,363
    Net income                                                                           26,145                 28,327
                                                                      -------------------------     ------------------
                                                                                        283,835                257,690
                                                                      -------------------------     ------------------

Limited partners:
    Beginning balance                                                                28,337,440             28,564,886
    Net income                                                                        2,707,975              2,992,554
    Distributions ($33.75 and $46.00 per
       limited partner unit, respectively)                                           (2,362,500)            (3,220,000)
                                                                      -------------------------     ------------------
                                                                                     28,682,915             28,337,440
                                                                      -------------------------     ------------------

Total partners' capital                                                            $ 28,966,750           $ 28,595,130
                                                                      =========================     ==================


           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)
                      CONDENSED STATEMENTS OF CASH FLOWS


                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                   1999                1998
                                                                              ---------------     ---------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                      $2,459,240          $2,445,813
                                                                              ---------------     ---------------

    Cash Flows from Investing Activities:
       Proceeds from sale of land and buildings                                     4,318,145           2,832,253
       Additions to land and buildings on operating
          leases                                                                           --            (125,000)
       Investment in joint ventures                                                   (44,121)         (3,716,209)
       Decrease (increase) in restricted cash                                      (4,318,145)            697,650
       Payment of lease costs                                                          (3,300)             (3,300)
                                                                              ---------------     ---------------
              Net cash used in investing activities                                   (47,421)           (314,606)
                                                                              ---------------     ---------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                           (2,432,500)         (2,362,500)
       Distributions to holder of minority interest                                   (28,130)            (29,602)
                                                                              ---------------     ---------------
              Net cash used in financing activities                                (2,460,630)         (2,392,102)
                                                                              ---------------     ---------------

Net Decrease in Cash and Cash Equivalents                                             (48,811)           (260,895)

Cash and Cash Equivalents at Beginning of Period                                    1,170,686           1,614,759
                                                                              ---------------     ---------------

Cash and Cash Equivalents at End of Period                                         $1,121,875          $1,353,864
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

                           CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
          Quarters and Nine Months Ended September 30, 1999 and 1998


1.   Basis of Presentation:
     ----------------------

     The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999. Amounts as of December 31, 1998, included in the financial statements, have been derived from audited financial statements as of that date.

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

2.   Land and Buildings on Operating Leases:
     ---------------------------------------

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

3.   Restricted Cash:
     ----------------

     As of September 30, 1999, the net sales proceeds of $4,318,145 from the sales of the four Burger King properties, plus accrued interest of $62,019, were being held in interest-bearing escrow accounts pending the release of funds by the escrow agent to acquire additional properties on behalf of the Partnership.

                           CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
          Quarters and Nine Months Ended September 30, 1999 and 1998


4.   Related Party Transactions:
     ---------------------------

     On September 1, 1999, CNL American Properties Fund, Inc. ("APF"), an affiliate of the general partners, acquired CNL Fund Advisors, Inc. ("CFA"), an affiliate who provides certain services relating to management of the Partnership and its properties pursuant to a management agreement with the Partnership. As a result of this acquisition, CFA became a wholly owned subsidiary of APF; however, the terms of the management agreement between the Partnership and CFA remain unchanged and in effect.


5.   Commitments and Contingencies:
     ------------------------------

     On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 1,865,194 shares of its common stock, par value $0.01 per share (the "APF Shares"). In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the fair value of the Partnership's property portfolio and other assets was $36,721,726 as of December 31, 1998. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the first quarter of 2000, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the limited partners at the special meeting approve the Merger, APF will own the properties and other assets of the Partnership. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

     On May 11, 1999, four limited partners in several of the CNL Income Funds served a lawsuit against the general partners and APF in connection with the proposed Merger. On July 8, 1999, the plaintiffs amended the complaint to add three additional limited partners as plaintiffs. Additionally, on June 22, 1999, a limited partner in certain of the CNL Income Funds served a lawsuit against the general partners, APF, CNL Fund

                           CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
          Quarters and Nine Months Ended September 30, 1999 and 1998


5.   Commitments and Contingencies - Continued:
     ------------------------------------------

     Advisors, Inc. and certain of its affiliates in connection with the proposed Merger. On September 23, 1999, the judge assigned to the two lawsuits entered an order consolidating the two cases. Pursuant to this order, the plaintiffs in these cases filed a consolidated and amended complaint on November 8, 1999. The various defendants, including the general partners, have 45 days to respond to that consolidated complaint. The general partners and APF believe that the lawsuits are without merit and intend to defend vigorously against the claims. See Part II - Item 1. Legal Proceedings.

6.   Subsequent Events:
     ------------------

     In October 1999, the Partnership used a portion of the net sales proceeds from the sales of its four Burger King properties to invest in two Properties one in each of Baytown, Texas and Round Rock, Texas, with CNL Income Fund III, Ltd. and CNL Income Fund XI, Ltd., respectively, affiliates of the general partners as tenants-in-common for an 80 percent and a 77 percent interest, respectively percent interest in the properties. The Partnership will account for its investment in these Properties using the equity method since the Partnership will share control with affiliates.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     CNL Income Fund VI, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 17, 1988 to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance, and utilities. As of September 30, 1999, the Partnership owned 38 Properties, which included interests in six Properties owned by joint ventures in which the Partnership is a co-venturer and five Properties owned with affiliates of the general partners as tenants-in-common.

Capital Resources
-----------------

     The Partnership's primary source of capital for the nine months ended September 30, 1999 and 1998 was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $2,459,240 and $2,445,813 for the nine months ended September 30, 1999 and 1998, respectively. The increase in cash from operations for the nine months ended September 30, 1999, was primarily a result of changes in the Partnership's working capital.

     Other sources and uses of capital included the following during the nine months ended September 30, 1999.

     In April 1998, the Partnership reinvested a portion of the net sales proceeds from the 1998 sale of the Property in Melbourne, Florida, in a joint venture arrangement, Melbourne Joint Venture, with an affiliate of the general partners, to construct and hold one restaurant Property. As of September 30, 1999, the Partnership had contributed approximately $539,100, of which approximately $44,100 was contributed during the nine months ended September 30, 1999, to the joint venture to purchase land and pay for construction costs relating to the joint venture. As of September 30, 1999, the Partnership owned a 50 percent interest in the profits and losses of the joint venture.

     In June 1999, the Partnership sold four of its Burger King Properties to the tenant in accordance with the purchase option under the lease agreements, for a total of approximately $4,354,000 and received net sales proceeds of $4,318,145 resulting in a total gain of $848,303 for financial reporting purposes. These Properties were originally acquired by the Partnership in January 1990 and had costs totaling approximately $3,535,700, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold these properties for a total of approximately $782,400 in excess of their original purchase prices. As of September 30, 1999, the net sales proceeds of $4,318,145, plus accrued interest of $62,019, were being held in interest-bearing escrow accounts pending the release of funds to acquire additional Properties. In October 1999, the Partnership used a portion of the net sales proceeds from the sales of its four Burger King properties to invest in two Properties one in each of Baytown, Texas and Round

Rock, Texas, with CNL Income Fund III, Ltd. and CNL Income Fund XI, Ltd., respectively, affiliates of the general partners as tenants-in-common for an 80 percent and a 77 percent interest, respectively percent interest in the properties. The Partnership will account for its investment in these Properties using the equity method since the Partnership will share control with affiliates. The general partners believe that the transaction, or a portion thereof, relating to the sales of the four Properties and the reinvestment of the net sales proceeds will qualify as like-kind exchange transactions for federal income tax purposes. However, the Partnership will distribute amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any, (at a level reasonably assumed by the General Partners) resulting from the sale.

     Currently, rental income from the Partnership's Properties, are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, certificates of deposit, and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At September 30, 1999, the Partnership had $1,121,875 invested in such short-term investments as compared to $1,170,686 at December 31, 1998. The funds remaining at September 30, 1999, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

Short-Term Liquidity
--------------------

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

     The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on cash from operations, the Partnership declared distributions to the limited partners of $2,362,500 for each of the nine months ended September 30, 1999 and 1998 ($787,500 for each of the quarters ended September 30, 1999 and 1998). This represents distributions for each of the nine months ended September 30, 1999 and 1998 of $33.75 per unit ($11.25 per unit for each of the quarters ended September 30, 1999 and 1998). No distributions were made to the general partners for the quarters and nine months ended September 30, 1999 and 1998. No amounts distributed to the limited partners for the nine months ended September 30, 1999 and 1998 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available to the limited partners on a quarterly basis.

     Total liabilities of the Partnership, including distributions payable, increased to $1,012,192 at September 30, 1999, from $915,817 at December 31, 1998, primarily as the result of the Partnership accruing transaction costs relating to the proposed merger with CNL American Properties Fund, Inc. ("APF"), as described below and an increase in rents paid in advance and deposits. The increase in liabilities was partially offset by a decrease due to the Partnership paying a special distribution in January 1999 of accumulated, excess operating reserves to the limited partners of $70,000 which had been accrued at December 31, 1998. The general partners believe the Partnership has sufficient cash on hand to meet the Partnership's current working capital needs.

Long-Term Liquidity
-------------------

     The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations
---------------------

     During the nine months ended September 30, 1998, the Partnership and its consolidated joint venture, Caro Joint Venture, owned and leased 35 wholly owned Properties (which included four Properties which were sold during 1998) to operators of fast-food and family-style restaurant chains. During the nine months ended September 30, 1999, the Partnership and Caro Joint Venture, owned and leased 32 wholly owned Properties (which included four Properties which were sold in June 1999). In connection therewith, the Partnership and Caro Joint Venture earned $2,053,705 and $2,092,304 during the nine months ended September 30, 1999 and 1998, respectively, in rental income from operating leases (net of adjustments to accrued rental income) and earned income from direct financing leases from these Properties, $623,728 and $708,045 of which was earned during the quarters ended September 30, 1999 and 1998. Rental and earned income decreased during the quarter and nine months ended September 30, 1999, as compared to the quarter and nine months ended September 30, 1998, primarily as a result of the sales of Properties during 1998 and the 1999 sales which are described above in "Capital Resources". Rental and earned income are expected to remain at reduced amounts while equity in earnings of joint ventures is expected to increase due to the fact that the Partnership reinvested the net sales proceeds from the 1998 sales of Properties in joint ventures or in Properties with affiliates of the general partners, as tenants-in-common. The decrease in rental and earned income for the quarter and nine months ended September 30, 1999 was partially offset by the fact that during the quarter and nine months ended September 30, 1999 the Partnership collected and recognized as income a portion of the past due rental amounts owed by the former tenant of the Property located in Melbourne, Florida, for which the Partnership had previously established an allowance for doubtful accounts. The former tenant vacated this Property in October 1997 and the Partnership had been pursuing collection of the past due rental amounts. The Partnership sold this Property in February 1998.

     The decrease in rental and earned income for the nine months ended September 30, 1999 was also partially offset by the fact that during the nine months ended September 30, 1998, the Partnership wrote off approximately $155,500 in accrued rental income (non-cash accounting adjustments relating to the straight-lining of future scheduled rent increases over the lease term in accordance with generally accepted accounting principles) relating to its Property in Bellevue, Nebraska to adjust the carrying value of the asset to the net sales proceeds received in June 1998 from the sale of this Property.

     For the nine months ended September 30, 1999 and 1998, the Partnership also earned $20,892 and $39,361, respectively, in contingent rental income, $4,410 and $4,882 of which was earned during the quarters ended September 30, 1999 and 1998, respectively. The decrease in contingent rental income during the nine months ended September 30, 1999 was primarily attributable to a decrease in gross sales of certain restaurant properties, the leases of which require the payment of contingent rental income.

     For the nine months ended September 30, 1999 and 1998, the Partnership owned and leased five Properties indirectly through joint venture arrangements and five Properties as tenants-in-common with affiliates of the general partners. In connection therewith, during the nine months ended September 30, 1999 and 1998, the Partnership earned $366,512 and $212,408, respectively, attributable to net income earned by these joint ventures, $119,290 and $94,509 of which was earned for the quarters ended September 30, 1999 and 1998, respectively. The increase in net income earned by joint ventures during the quarter and nine months ended September 30, 1999, as compared to the quarter and nine months ended September 30, 1998, was primarily due to the fact that in 1998 the Partnership used the net sales proceeds from the 1998 sales of three Properties to invest in Melbourne Joint Venture and Warren Joint Venture and to acquire an interest in a Property in Fort Myers, Florida, with an affiliate of the general partners as tenants-in-common.

     During the nine months ended September 30, 1999 and 1998, the Partnership earned $97,683 and $92,998, respectively, in interest and other income, $58,431 and $25,316 of which was earned for the quarters ended September 30, 1999 and 1998. Interest and other income was higher during the quarter and nine months ended September 30, 1999, partially due to the fact that during the quarter and nine months ended September 30, 1999, the Partnership earned interest on the net sales proceeds relating to the sale of four Burger King Properties, as described above in "Capital Resources".

     Operating expenses, including depreciation and amortization expense, were $631,411 and $519,868 for the nine months ended September 30, 1999 and 1998, respectively, of which $191,279 and $163,736 were incurred for the quarters ended September 30, 1999 and 1998, respectively. The increase in operating expenses for the quarter and nine months ended September 30, 1999, was primarily due to the fact that the Partnership incurred $57,931 and $168,751 in transaction costs during the quarter and nine months ended September 30, 1999, respectively, related to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with APF, as described below. If the limited partners reject the merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions. The increase in operating expenses was partially offset by a decrease in depreciation expense due to sales of several Properties in 1998 and 1999.

     As a result of the sales of the four Properties described above in "Capital Resources," the Partnership recognized a gain of $848,303 during the nine months ended September 30, 1999. In addition, as a result of the sale of the Property in Deland, Florida, the Partnership recognized a gain of $345,122 during the nine months ended September 30, 1998 for financial reporting purposes.

Proposed Merger
---------------

     On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 1,865,194 shares of its common stock, par value $0.01 per share (the "APF Shares"). In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the fair value of the Partnership's property portfolio and other assets was $36,721,726 as of December 31, 1998. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the first quarter of 2000, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the limited partners at the special meeting approve the Merger, APF will own the properties and other assets of the Partnership. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

     On May 11, 1999, four limited partners in several of the CNL Income Funds served a lawsuit against the general partners and APF in connection with the proposed Merger. On July 8, 1999, the plaintiffs amended the complaint to add three additional limited partners as plaintiffs. Additionally, on June 22, 1999, a limited partner in certain of the CNL Income Funds served a lawsuit against the general partners, APF, CNL Fund Advisors, Inc. and certain of its affiliates in connection with the proposed Merger. On September 23, 1999, the judge assigned to the two lawsuits entered an order consolidating the two cases. Pursuant to this order, the plaintiffs in these cases filed a consolidated and amended complaint on November 8, 1999. The various defendants, including the general partners, have 45 days to respond to that consolidated complaint. The general partners and APF believe that the lawsuits are without merit and intend to defend vigorously against the claims. See Part II - Item 1. Legal Proceedings.

Year 2000 Readiness Disclosure
------------------------------

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

Assessing Year 2000 Readiness

     The Y2K Team's initial step in assessing year 2000 readiness consisted of identifying any systems that are date-sensitive and, accordingly, could have potential year 2000 problems. The Y2K Team has conducted inspections, interviews and tests to identify which of the systems used by the Partnership could have a potential year 2000 problem.

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

     As of September 30, 1999, the Y2K Team had received responses from approximately 62 percent of the third parties. All of the responses were in writing. Of the third parties responding, all indicated that they are currently year 2000 compliant or will be year 2000 compliant prior to the year 2000. Although the Y2K Team continues to receive positive responses from the companies with which the Partnership has third party relationships regarding their year 2000 compliance, the general partners cannot be assured that the third parties have adequately considered the impact of the year 2000.

     In addition, the Y2K Team has requested documentation from the Partnership's tenants. As of September 30, 1999, the Y2K Team had received responses from approximately 56 percent of the tenants. All of the responses were in writing. Of the tenant's responding, all indicated that they are currently year 2000 compliant or will be year 2000 compliant prior to the year 2000. The general partners cannot be assured that the tenants have adequately considered the impact of the year 2000. The Partnership has also instituted a policy of requiring any new tenants to indicate that their systems are year 2000 compliant or are expected to be year 2000 compliant prior to the year 2000.

Achieving Year 2000 Compliance

     The Y2K Team has identified and completed upgrades for its hardware equipment that was not year 2000 compliant. In addition, the Y2K Team has identified and completed upgrades of the software applications that were not year 2000 compliant, although the general partners cannot be assured that the upgrade solutions provided by the vendors have addressed all possible year 2000 issues.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings.
        ------------------

        On May 11, 1999, four limited partners in several CNL Income Funds served a derivative and purported class action lawsuit filed April 22, 1999 against the general partners and APF in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and violated provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed Merger. The plaintiffs are seeking unspecified damages and equitable relief. On July 8, 1999, the plaintiffs filed an amended complaint which, in addition to naming three additional plaintiffs, includes allegations of aiding and abetting and conspiring to breach fiduciary duties, negligence and breach of duty of good faith against certain of the defendants and seeks additional equitable relief. As amended, the caption of the case is Jon Hale, Mary J. Hewitt, Charles A.
                                            ------------------------------------
        Hewitt, Gretchen M. Hewitt Bernard J. Schulte, Edward M. and Margaret
        ---------------------------------------------------------------------
        Berol Trust, and Vicky Berol v. James M. Seneff, Jr., Robert A. Bourne,
        -----------------------------------------------------------------------
        CNL Realty Corporation, and CNL American Properties Fund, Inc., Case No.
        ---------------------------------------------------------------
        CIO-99-0003561.

        On June 22, 1999, a limited partner of several CNL Income Funds served a purported class action lawsuit filed April 29, 1999 against the general partners and APF, Ira Gaines, individually and on behalf of a class of
                          ----------------------------------------------------
        persons similarly situated, v. CNL American Properties Fund, Inc., James
        ------------------------------------------------------------------------
        M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, CNL Fund
        ------------------------------------------------------------------
        Advisors, Inc., CNL Financial Corporation a/k/a CNL Financial Corp., CNL
        ------------------------------------------------------------------------
        Financial Services, Inc. and CNL Group, Inc., Case NO. CIO-99-3796, in
        ---------------------------------------------
        the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and that APF aided and abetted their breach of fiduciary duties in connection with the proposed Merger. The plaintiff is seeking unspecified damages and equitable relief.

        On September 23, 1999, Judge Lawrence Kirkwood entered an order consolidating the two cases under the caption In re: CNL Income Funds
                                                      -----------------------
        Litigation, Case No. 99-3561. Pursuant to this order, the plaintiffs in
        ----------------------------
        these cases filed a consolidated and amended complaint on November 8, 1999, and the various defendants, including the general partners, have 45 days to respond to that consolidated complaint.

Item 2. Changes in Securities. Inapplicable.
        ----------------------

Item 3. Defaults upon Senior Securities. Inapplicable.
        --------------------------------

Item 4. Submission of Matters to a Vote of Security Holders. Inapplicable.
        ----------------------------------------------------

Item 5. Other Information. Inapplicable.
        ------------------

Item 6. Exhibits and Reports on Form 8-K.
        ---------------------------------

        (a)  Exhibits

             2.1 Agreement and Plan of Merger by and between the Registrant and CNL American Properties Fund, Inc. ("APF") dated March 11, 1999 and as amended on June 4, 1999, and as amended October 27, 1999 (Filed as Appendix B to the Prospectus Supplement for the Registrant, constituting a part of Amendment No. 3 to the Registration Statement of APF on Form S-4, File No. 333-74329)

             3.1 Certificate of Limited Partnership of CNL Income Fund VI, Ltd. (Included as Exhibit 3.3 to Registration Statement No. 33-23892 on Form S-11 and incorporated herein by reference.)

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

             27   Financial Data Schedule (Filed herewith.)

        (b)  Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     DATED this 10th day of November, 1999.


                                 CNL INCOME FUND VI, LTD.


                                 By:   CNL REALTY CORPORATION
                                       General Partner


                                       By:      /s/ James M. Seneff, Jr.
                                                --------------------------------
                                                JAMES M. SENEFF, JR.
                                                Chief Executive Officer
                                                (Principal Executive Officer)


                                       By:      /s/ Robert A. Bourne
                                                --------------------------------
                                                ROBERT A. BOURNE
                                                President and Treasurer
                                                (Principal Financial and
                                                Accounting Officer)