Form 10-K405/A
period 1998-12-31
CNL INCOME FUND VI LTD
filed 1999-12-21
CIK 837986

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                  FORM 10-K/A
                                Amendment No. 2

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended         December 31, 1998
                                        ---------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________ to __________


                        Commission file number 0-19144

                           CNL INCOME FUND VI, LTD.
            (Exact name of registrant as specified in its charter)

        Florida                                         59-2922954
  (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

                            450 South Orange Avenue
                            Orlando, Florida 32801
         (Address of principal executive offices, including zip code)

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

                               (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:  Yes      X      No  __________
                                         ---------

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

                     DOCUMENTS INCORPORATED BY REFERENCE:
                                     None

     The Form 10-K of CNL Income Fund VI, Ltd. for the year ended December 31, 1998 is being amended to revise the disclosure under Item 1. Business.


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

     Generally, the leases of the Properties provide for two, three or four five-year renewal options subject to the same terms and conditions as the initial lease. Lessees of 27 of the Partnership's 42 Properties also have been granted options to purchase Properties at the Property's then fair market value, or pursuant to a formula based on the original purchase price of the Property, after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm.

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

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of December, 1999.

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

       Signature                            Title                         Date
       ---------                            -----                         ----
/s/ Robert A. Bourne          President, Treasurer and Director      December 17, 1999
-------------------------
Robert A. Bourne              (Principal Financial and Accounting
                              Officer)

/s/ James M. Seneff, Jr.      Chief Executive Officer and Director   December 17, 1999
-------------------------
James M. Seneff, Jr.          (Principal Executive Officer)