Form 10-K405
period 1999-12-31
CNL INCOME FUND VI LTD
filed 2000-03-29
CIK 837986

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from ________ to _______


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

       Registrant's telephone number, including area code: (407) 540-2000

          Securities registered pursuant to Section 12 (b) of the Act:

          Title of each class:            Name of exchange on which registered:
            None                                    Not Applicable

          Securities registered pursuant to section 12(g) of the Act:

             Units of limited partnership interest ($500 per Unit)
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No
                                       ---  ----------

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

     The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of selected national and regional fast-food and family-style restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totaled $30,975,000, and were used to acquire 42 Properties, including interests in four Properties owned by joint ventures in which the Partnership is a co-venturer.

     During the year ended December 31, 1994, the Partnership sold its Properties in Batesville and Heber Springs, Arkansas, to the tenant and reinvested the net sales proceeds in a Jack in the Box Property in Dallas, Texas, and a Jack in the Box Property in Yuma, Arizona, which is owned as tenants-in-common with an affiliate of the General Partners. In addition, during 1995, the Partnership sold its Property in Little Canada, Minnesota, and reinvested the net sales proceeds in a Denny's Property in Broken Arrow, Oklahoma, in 1995 and in a Property located in Clinton, North Carolina, with affiliates of the General Partners as tenants-in-common, in 1996. Also, during 1996, the Partnership sold its Property in Dallas, Texas, and in 1997, the Partnership reinvested the net sales proceeds in a Bertucci's Property located in Marietta, Georgia. In addition, during 1997, the Partnership sold its Properties in Plattsmouth, Nebraska; Venice, Florida; Naples, Florida, and Whitehall, Michigan, and the Property in Yuma, Arizona, which was held as tenants-in-common with an affiliate of the General Partners, and reinvested a portion of these net sales proceeds in two IHOP Properties, one in each of Elgin, Illinois, and Manassas, Virginia, and in a Property in Vancouver, Washington, as tenants-in-common with affiliates of the General Partners. In addition, Show Low Joint Venture, a joint venture in which the Partnership is a co-venturer with an affiliate of the General Partners, sold its Property in Show Low, Arizona. The joint venture reinvested the net sales proceeds in a Property in Greensboro, North Carolina. During 1998, the Partnership reinvested the net sales proceeds from the sales of the Properties in Whitehall, Michigan and Plattsmouth, Nebraska in one Property in Overland Park, Kansas and one Property in Memphis, Tennessee, as tenants-in-common, with affiliates of the General Partners. In addition, in 1998, the Partnership sold its Property in Deland, Florida, Liverpool, New York, Melbourne, Florida, and Bellevue, Nebraska. The Partnership reinvested the net sales proceeds from the sales of the Property in Deland, Florida in one Property in Fort Myers, Florida, as tenants-in-common, with an affiliate of the General Partners and the Partnership reinvested the net sales proceeds from the sales of the Properties in Melbourne, Florida and Bellevue, Nebraska in two joint ventures, Warren Joint Venture and Melbourne Joint Venture, respectively, to each purchase and hold one restaurant Property. In 1999, the Partnership sold four of its Burger King Properties all located in Tennessee and reinvested a portion of the net sales proceeds in Properties in Baytown and Round Rock, Texas and Dublin, California, each as tenants-in-common with affiliates of the General Partners. In addition, in January 2000, the Partnership reinvested the majority of the net sales proceeds in a Property in Niles, Illinois, as tenants-in-common with an affiliate of the General Partners.

     As a result of the above transactions, as of December 31, 1999, the Partnership owned 41 Properties. The 41 Properties include six Properties owned by joint ventures in which the Partnership is a co-venturer and eight Properties owned with affiliates as tenants-in-common. During January 2000, the Partnership reinvested the net sales proceeds from the sale of the Property in Sevierville, Tennessee, in one Property in Niles, Illinois, as tenants-in-common, with an affiliate of the General Partners. Generally, the Properties are leased on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

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


On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Termination of Merger"). APF is a real estate investment trust whose primary business is the ownership of restaurant properties leased on a long-term, "triple-net" basis to operators of national and regional restaurant chains. Under the Agreement and Plan of Merger, APF was to issue shares of its common stock as consideration for the Merger. On March 1, 2000, the General Partners and APF announced that they had mutually agreed to terminate the Agreement and Plan of Merger. The agreement to terminate the Agreement and Plan of Merger was based, in large part, on the General Partners' concern that, in light of market conditions relating to publicly traded real estate investment trusts, the value of the transaction had diminished. As a result of such diminishment, the General Partners' ability to unequivocally recommend voting for the transaction, in the exercise of their fiduciary duties, had become questionable.

Leases

     Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership, the joint ventures in which the Partnership is a co-venturer and the properties owned with affiliates as tenants-in-common provide for initial terms, ranging from five to 20 years (the average being 18 years), and expire between 2003 and 2019. All leases generally are on a triple-net basis, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $30,000 to $222,800. Generally, the leases provide for percentage rent based on sales in excess of a specified amount. In addition, some of the leases provide that, commencing in the fourth to sixth lease year, the percentage rent will be an amount equal to the greater of the percentage rent calculated under the lease formula or a specified percentage (ranging from one to five percent) of the purchase price or gross sales.

     Generally, the leases of the Properties provide for two, three or four five-year renewal options subject to the same terms and conditions as the initial lease. Lessees of 36 of the Partnership's 41 Properties also have been granted options to purchase Properties at the Property's then fair market value, or pursuant to a formula based on the original purchase price of the Property, after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm.

     The leases also generally provide that, in the event the Partnership wishes to sell the Property subject to that lease, the Partnership first must offer the lessee the right to purchase the Property on the same terms and conditions, and for the same price, as any offer which the Partnership has received for the sale of the Property.

          In October 1999, the Partnership reinvested the majority of the net sales proceeds from the sales of the Properties in Walker Springs and Broadway, Tennessee, in a Property located in Baytown, Texas and a Property in Round Rock, Texas, each with affiliates of the General Partners, as tenants-in-common, as described below in "Joint Venture and Tenancy in Common Arrangements". In addition, in November 1999, the Partnership reinvested a portion of the net sales proceeds from the sale of the Property in Greeneville, Tennessee, in a Property located in Dublin, California, with affiliates of the General Partners, as tenants-in-common, also as described below in "Joint Venture and Tenancy in Common Arrangements". In addition, in January 2000, the Partnership invested in a Baker's Square Property in Niles, Illinois, as tenants-in-common with affiliates of the General Partners. The lease terms for these Properties are substantially the same as the Partnership's other leases, as described above.

Major Tenants

     During 1999, three lessees of the Partnership and its consolidated joint venture, Golden Corral Corporation, Restaurant Management of S.C., Inc. and IHOP Corp., each contributed more than ten percent of the Partnership's total rental income (including rental income from the Partnership's consolidated joint venture in which the Partnership is a co-venturer and the Partnership's share of the rental income from the five Properties owned by unconsolidated joint venturers and eight Properties owned with affiliates of the General Partners as tenants-in-common). As of December 31, 1999, Golden Corral Corporation was the lessee under leases relating to five restaurants, Restaurant Management of S.C., Inc. was the lessee under leases relating to seven restaurants, and IHOP Corp. was the lessee under leases relating to eight restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these three lessees each will continue to contribute more than ten percent of the Partnership's total rental income in 2000. In addition, two Restaurant Chains, Golden Corral Family Steakhouse Restaurants ("Golden Corral") and IHOP, each accounted for more than ten percent of the Partnership's total rental income in 1999 (including the Partnership's consolidated joint venture and the Partnership's share of the rental income from the five Properties owned by unconsolidated joint ventures in which the Partnership is a co-venturer and eight Properties owned with affiliates of the General Partners as tenants-in-common). In 2000, it is anticipated that these two Restaurant Chains each will continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner. No single tenant or group of affiliated tenants lease Properties with an aggregate carrying value in excess of 20 percent of the total assets of the Partnership.

Joint Venture and Tenancy in Common Arrangements

     The Partnership has entered into a joint venture arrangement, Caro Joint Venture, with an unaffiliated entity to purchase and hold one Property. In addition, the Partnership has entered into the following separate joint venture arrangements: Auburn Joint Venture with CNL Income Fund IV, Ltd.; Show Low Joint Venture with CNL Income Fund II, Ltd.; Asheville Joint Venture with CNL Income Fund VIII, Ltd.; Melbourne Joint Venture with CNL Income Fund XIV, Ltd.; and Warren Joint Venture with CNL Income Fund IV, Ltd. Each joint venture was formed to purchase and hold one property. Each CNL Income Fund is an affiliate of the General Partners and is a limited partnership organized pursuant to the laws of the State of Florida.

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

     In addition to the above joint venture arrangements, the Partnership has entered into agreements to hold a Property in Vancouver, Washington, as tenants-in-common, with CNL Income Fund, Ltd., CNL Income Fund II, Ltd., and CNL Income Fund V, Ltd., a Property in Clinton, North Carolina, as tenants-in-common, with CNL Income Fund IV, Ltd., CNL Income Fund X, Ltd., and CNL Income Fund XV, Ltd., a Property in Overland Park, Kansas, as tenants-in-common, with CNL Income Fund II, Ltd. and CNL Income Fund III, Ltd., a Property in Memphis, Tennessee, as tenants-in-common, with CNL Income Fund II, Ltd. and CNL Income Fund XVI, Ltd., and a Property in Ft. Myers, Florida, as tenants-in-common, with CNL Income Fund XV, Ltd. Each CNL Income Fund is an affiliate of the General Partners. The agreements provide for the Partnership and the affiliates to share in the profits and losses of the Property and net cash flow from the Properties, in proportion to each party's percentage interest. The Partnership owns a 23.04%, an 18 percent, a 34.74%, a 46.2% and an 85 percent interest in the Properties in Vancouver, Washington; Clinton, North Carolina; Overland Park, Kansas; Memphis, Tennessee; and Ft. Myers, Florida, respectively.

     In addition to the above joint venture agreements, in 1999, the Partnership entered into agreements to hold Properties in Baytown, Texas; Round Rock, Texas; and Dublin, California each as tenants-in-common with affiliates of the General Partners. The agreements provide for the Partnership and the affiliates to share in the profits and losses of the Properties in proportion to each party's percentage interest. The Partnership owns an 80 percent, 77 percent, and 75 percent interest in the Properties, respectively.

     In addition, in January 2000, the Partnership entered into an agreement to hold a Baker's Square Property in Niles, Illinois, as tenants-in-common, with affiliates of the General Partners. The agreement provides for the Partnership and the affiliates to share in the profits and losses of the Property and net cash flow from the Property, in proportion to each co-venturer's percentage interest. The Partnership owns a 74 percent interest in this Property.

     Each of the affiliates is a limited partnership organized pursuant to the laws of the State of Florida. The tenancy in common agreement restricts each party's ability to sell, transfer, or assign its interest in the tenancy in common's Property without first offering it for sale to the remaining parties.

     The use of joint venture and tenancy in common arrangements allows the Partnership to fully invest its available funds at times at which it would not have sufficient funds to purchase an additional property, or at times when a suitable opportunity to purchase an additional property is not available. The use of joint venture and tenancy in common arrangements also provides the Partnership with increased diversification of its portfolio among a greater number of properties. In addition, tenancy in common arrangements may allow the Partnership to defer the gain for federal income tax purposes upon the sale of a Property if the proceeds are reinvested in an additional Property.

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

Employees

     The Partnership has no employees. The officers of CNL Realty Corporation and the officers and employees of CNL American Properties Fund, Inc. ("APF"), the parent company of CNL Fund Advisors, Inc., perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Financial Group, Inc. (formerly CNL Group, Inc.), a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.

Item 2.  Properties

     As of December 31, 1999, the Partnership owned 41 Properties. Of the 41 Properties, 27 are owned by the Partnership in fee simple, six are owned through joint venture arrangements and eight owned through tenancy in common arrangements. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

     Land. The Partnership's Property sites range from approximately 11,500 to 88,200 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

     The following table lists the Properties owned by the Partnership as of December 31, 1999 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation for the year ended December 31, 1999.

     State                                  Number of Properties
     ------                                 --------------------
     California                                   1
     Florida                                      11
     Georgia                                      1
     Illinois                                     1
     Indiana                                      1
     Kansas                                       1
     Massachusetts                                1
     Michigan                                     3
     North Carolina                               3
     New Mexico                                   1
     Ohio                                         1
     Oklahoma                                     2
     Pennsylvania                                 1
     Tennessee                                    4
     Texas                                        5
     Virginia                                     2
     Washington                                   1
     Wyoming                                      1
                                            -------------
     TOTAL PROPERTIES                             41
                                            =============

     Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 1,175 to 10,700 square feet. All buildings on Properties are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 1999, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight-line method using depreciable lives of 31.5 and 39 years for federal income tax purposes. As of December 31, 1999, the aggregate cost of the Properties owned by the

     Partnership (including its consolidated joint venture) and joint ventures (including Properties owned through tenancy in common arrangements) for federal income tax purposes was $14,104,900 and $10,163,639, respectively.

     The following table lists the Properties owned by the Partnership as of December 31, 1999 by Restaurant Chain.

        Restaurant Chain                      Number of Properties
        ----------------                      --------------------
        5 & Diner                                       1
        Arby's                                          1
        Bennigan's                                      1
        Bertucci's                                      1
        Burger King                                     1
        Captain D's                                     1
        Chevy's Fresh Mex                               1
        Church's                                        2
        Darryl's                                        1
        Denny's                                         2
        Golden Corral                                   5
        Hardee's                                        2
        IHOP                                            8
        Jack in the Box                                 1
        KFC                                             3
        Loco Lupe's Mexican Restaurant                  1
        Popeyes                                         4
        Shoney's                                        1
        Taco Bell                                       1
        Waffle House                                    3
                                              --------------------
        TOTAL PROPERTIES                               41
                                              ====================

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

     At December 31, 1999, 1998, 1997, 1996 and 1995, the Properties were 100%,
95%, 98%, 100%, and 100% occupied, respectively. The following is a schedule of the average rent per Property for the years ended December 31:

                       1999                1998                1997                 1996                 1995
                 ---------------     ---------------     ---------------     ----------------     ----------------

Rental Revenues (1)   $3,417,147          $3,342,220          $3,139,283           $3,568,754           $3,431,074
Properties                    41                  42                  39                   42                   42
Average Rent per
   Property           $   83,345          $   79,577          $   80,494           $   84,970           $   81,692

(1) Rental income includes the Partnership's share of rental income from the Properties owned through joint venture arrangements and the Properties owned through tenancy in common arrangements. Rental revenues have been adjusted, as applicable, for any amounts for which the Partnership has established an allowance for doubtful accounts.

     The following is a schedule of lease expirations for leases in place as of December 31, 1999 for the next ten years and thereafter.

                                                                                            Percentage of
      Expiration                        Number                 Annual Rental                Gross Annual
         Year                          of Leases                  Revenues                  Rental Income
    --------------                   ------------            ------------------           ---------------
       2000                                    --                    $       --                        --
       2001                                    --                            --                        --
       2002                                    --                            --                        --
       2003                                     1                        54,000                      1.58%
       2004                                     3                       515,141                     15.04%
       2005                                     3                       314,814                      9.19%
       2006                                    --                            --                        --
       2007                                    --                            --                        --
       2008                                     3                       124,101                      3.62%
       2009                                     4                       208,521                      6.09%
       Thereafter                              27                     2,208,467                     64.48%
                                     ------------            ------------------           ---------------
       Total                                   41                    $3,425,044                    100.00%
                                     ============            ==================           ===============

     Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 1999 (see Item 1. Business - Major Tenants) are substantially the same as those described in Item 1. Business
- Leases.

     Restaurant Management of S.C., Inc. leases four Popeyes restaurants, two Church's Fried Chicken restaurant and one other restaurant (formerly operated as a Captain D's). The initial term of each lease is 20 years (expiring between 2009 and 2010) and the average minimum base annual rent is approximately $49,600 (ranging from approximately $30,000 to $61,900).

     Golden Corral Corporation leases five Golden Corral restaurants. The initial term of each lease is 15 years (expiring between 2004 and 2011) and the average minimum base annual rent is approximately $152,900 (ranging from approximately $88,000 to $185,700).

     IHOP Corp. leases eight IHOP restaurants. The initial term of each lease is 20 years (expiring between 2017 and 2019) and the average minimum base annual rent is approximately $96,700 (ranging from approximately $114,500 to $163,200).

Competition

     The fast-food and family-style restaurant business is characterized by intense competition. The restaurants on the Partnership's Properties compete with independently owned restaurants, restaurants which are part of local or regional chains, and restaurants in other well-known national chains, including those offering different types of food and service.


Item 3.   Legal Proceedings

     On May 11, 1999, four limited partners in several CNL Income Funds served a derivative and purported class action lawsuit filed April 22, 1999 against the General Partners and APF in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the General Partners breached their fiduciary duties and violated provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed Merger. The plaintiffs are seeking unspecified damages and equitable relief. On July 8, 1999, the plaintiffs filed an amended complaint which, in addition to naming three additional plaintiffs, includes allegations of aiding and abetting and conspiring to breach fiduciary duties, negligence and breach of duty of good faith against certain of the defendants and seeks additional equitable relief. As amended, the caption of the case is Jon Hale, Mary J. Hewitt, Charles A.
                                      -------------------------------------
Hewitt, Gretchen M. Hewitt, Bernard J. Schulte, Edward M. and Margaret Berol
----------------------------------------------------------------------------
Trust, and Vicky Berol v. James M. Seneff, Jr., Robert A. Bourne, CNL Realty
----------------------------------------------------------------------------
Corporation, and CNL American Properties Fund, Inc., Case No. CIO-99-0003561.
----------------------------------------------------

     On June 22, 1999, a limited partner of several CNL Income Funds served a purported class action lawsuit filed April 29, 1999 against the General Partners and APF, Ira Gaines, individually and on behalf of a class of persons similarly
         ----------------------------------------------------------------------
situated, v. CNL American Properties Fund, Inc., James M. Seneff, Jr., Robert A.
--------------------------------------------------------------------------------
Bourne, CNL Realty Corporation, CNL Fund Advisors, Inc., CNL Financial
----------------------------------------------------------------------
Corporation a/k/a CNL Financial Corp., CNL Financial Services, Inc. and CNL
---------------------------------------------------------------------------
Group, Inc., Case NO. CIO-99-3796, in the Circuit Court of the Ninth Judicial
-----------
Circuit of Orange County, Florida, alleging that the General Partners breached their fiduciary duties and that APF aided and abetted their breach of fiduciary duties in connection with the proposed Merger. The plaintiff is seeking unspecified damages and equitable relief.

     On September 23, 1999, Judge Lawrence Kirkwood entered an order consolidating the two cases under the caption In re: CNL Income Funds
                                              -----------------------
Litigation, Case No. 99-3561.  Pursuant to this order, the plaintiffs in these
----------------------------
cases filed a consolidated and amended complaint on November 8, 1999. On December 22, 1999, the General Partners and CNL Group, Inc. filed motions to dismiss and motions to strike. On December 28, 1999, APF and CNL Fund Advisors, Inc. filed motions to dismiss. On March 6, 2000, all of the defendants filed a Joint Notice of Filing Form 8-K Reports and Suggestion of Mootness.


Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.
                                    PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

(a) As of March 15, 2000, there were 2,978 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. During 1999, Limited Partners who wished to sell their Units may have offered the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wished to have their distributions used to acquire additional Units (to the extent Units were available for purchase), may have done so pursuant to such Plan. The General Partners had the right to prohibit transfers of Units. The price paid for any Unit transferred pursuant to the Plan was $475 per Unit. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

     The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 1999 and 1998 other than pursuant to the Plan, net of commissions.

                                                  1999 (1)                                      1998 (1)
                                ------------------------------------------    ------------------------------------------
                                    High            Low          Average          High            Low          Average
                                -----------    -----------    ------------    -----------     ---------    -------------
     First Quarter                     $475           $475            $475           $475          $475             $475
     Second Quarter                     475            418             466            475           442              468
     Third Quarter                      475            260             429            485           399              464
     Fourth Quarter                     475            386             434            475           410              458


(1) A total of 592 3/4 and 768 Units were transferred other than pursuant to the Plan for the years ended December 31, 1999 and 1998, respectively.

     The capital contribution per Unit was $500. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

     For the years ended December 31, 1999 and 1998, the Partnership declared cash distributions of $3,150,000 and $3,220,000, respectively, to the Limited Partners. Distributions for 1998 include $70,000 declared as a special distribution to the Limited Partners which represented cumulative excess operating reserves. No amounts distributed to partners for the years ended December 31, 1999 and 1998, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date. As indicated in the chart below, these distributions were declared at the close of each of the Partnership's calendar quarters. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive distributions on this basis.

        Quarter Ended               1999                1998
        ----------------      ---------------     ---------------
        March 31                     $787,500            $787,500
        June 30                       787,500             787,500
        September 30                  787,500             787,500
        December 31 (1)               787,500             857,500

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

(b)  Not applicable.


Item 6.  Selected Financial Data


                                  1999                1998                1997               1996               1995
                            -----------------   -----------------   ----------------   ----------------   -----------------
Year ended December 31:
  Revenues (1)                    $ 3,461,440         $ 3,370,532        $ 3,456,406        $ 3,565,493         $ 3,438,286
  Net income (2)                    3,510,474           3,020,881          2,899,882          2,803,601           2,861,381
  Cash distributions
   declared (3)                     3,150,000           3,220,000          3,150,000          3,220,000           3,150,000
  Net income per Unit (2)               49.67               42.75              41.06              39.65               40.47
  Cash distributions
   declared per Unit (3)                45.00               46.00              45.00              46.00               45.00

At December 31:
  Total assets                    $30,120,859         $29,655,896        $29,993,069        $30,129,286         $30,442,314
  Partners' capital                28,955,604          28,595,130         28,794,249         29,044,367          29,460,766

(1) Revenues include equity in earnings of unconsolidated joint ventures and minority interest in income of the consolidated joint venture.

(2) Net income for the years ended December 31, 1997 and 1996, includes provision for loss on land and building of $263,186 and $77,023, respectively. In addition, net income for the years ended December 31, 1997, 1996, and 1995, includes $79,777, $1,706 and $7,370, respectively, from a loss on sale of land and buildings. Net income for the years ended December 31, 1999, 1998, 1997, and 1996, also includes $848,303, $345,122,
     $626,804, and $103,283, respectively, from gains on sale of land and buildings.

(3) Distributions for the years ended December 31, 1998 and 1996, include a special distribution to the Limited Partners of $70,000, which represented cumulative excess operating reserves.

     The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Partnership was organized on August 17, 1988, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains.
The leases are generally triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1999, the Partnership owned 41 Properties, either directly or indirectly through joint venture or tenancy in common arrangements.

Capital Resources

     During the years ended December 31, 1999, 1998, and 1997, the Partnership generated cash from operations (which includes cash received from tenants, distributions from joint ventures and interest received, less cash paid for expenses) of $3,204,934, $3,243,660, and $3,156,041, respectively. The decrease in cash from operations during 1999, as compared to 1998, and the increase during 1998, as compared to 1997, was primarily a result of changes in income and expenses as described in "Results of Operations" below.

     In 1996, the Partnership entered into an agreement with the tenant of the Properties in Chester, Pennsylvania, and Orlando, Florida, for payment of certain rental payment deferrals the Partnership had granted to the tenant through March 31, 1996. Under the agreement, the Partnership agreed to abate approximately $42,700 of the rental payment deferral amounts. The tenant made payments of approximately $18,600 in each of April 1996, March 1997, April 1998, and April 1999 in accordance with the terms of the agreement, and has agreed to pay the Partnership the remaining balance due of approximately $55,800 in three remaining annual installments through 2002. At December 31, 1999, the tenant was in arrears for an additional $16,800. The Partnership has provided an allowance for doubtful accounts of the entire amount due from the tenant.

     In February 1997, the Partnership reinvested the net sales proceeds, from the 1996 sale of its Property in Dallas, Texas, along with additional funds, in a Bertucci's Property located in Marietta, Georgia, for a total cost of approximately $1,112,600. The transaction relating to the sale of the Property in Dallas, Texas and the reinvestment of the net sales proceeds qualified as a like-kind exchange transaction for federal income tax purposes.

     In January 1997, Show Low Joint Venture, in which the Partnership owns a 36 percent interest, sold its Property to the tenant for $970,000, resulting in a gain to the joint venture of approximately $360,000 for financial reporting purposes. The Property was originally contributed to Show Low Joint Venture in July 1990 and had a total cost of approximately $663,500, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the joint venture sold the Property for approximately $306,500 in excess of its original purchase price. In June

1997, Show Low Joint Venture reinvested $782,413 of the net sales proceeds in a Property in Greensboro, North Carolina. As of December 31, 1999, the Partnership had received approximately $70,000 representing a return of capital for its prorata share of the uninvested net sales proceeds.

     In July 1997, the Partnership sold the Property in Whitehall, Michigan, to an unrelated third party for $665,000 and received net sales proceeds of $626,907, resulting in a loss of $79,777 for financial reporting purposes, as described below in "Results of Operations." The net sales proceeds were reinvested in a Property in Overland Park, Kansas, with affiliates of the General Partners as tenants-in-common, in January 1998. In connection therewith, the Partnership and the affiliates entered into an agreement whereby each party will share in the profits and losses of the Property in proportion to its applicable percentage interest. As of December 31, 1999, the Partnership owned a 34.74% interest in this Property.

     In addition, in July 1997, the Partnership sold its Property in Naples, Florida, to an unrelated third party for $1,530,000 and received net sales proceeds of $1,477,780, resulting in a gain of $186,550 for financial reporting purposes. This Property was originally acquired by the Partnership in December 1989 and had a cost of approximately $1,083,900, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $393,900 in excess of its original purchase price. In December 1997, the Partnership reinvested the majority of the net sales proceeds in an IHOP Property in Elgin, Illinois, for a total cost of approximately $1,484,100. A portion of the transaction, relating to the sale of the Property in Naples, Florida, and the reinvestment of the net sales proceeds, qualified as a like-kind exchange transaction for federal income tax purposes. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, at a level reasonably assumed by the General Partners, resulting from the sale.

     In addition, in July 1997, the Partnership sold its Property in Plattsmouth, Nebraska, to the tenant for $700,000 and received net sales proceeds of $697,650, resulting in a gain of $156,401 for financial reporting purposes. This Property was originally acquired by the Partnership in January 1990 and had a cost of approximately $561,000, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $136,700 in excess of its original purchase price. In January 1998, the Partnership reinvested the net sales proceeds in an IHOP Property in Memphis, Tennessee, with affiliates of the General Partners as tenants-in-common. In connection therewith, the Partnership and the affiliates entered into an agreement whereby each party will share in the profits and losses of the Property in proportion to its applicable percentage interest. As of December 31, 1999, the Partnership owned a 46.2% interest in this Property. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes at a level reasonably assumed by the General Partners, resulting from the sale.

     In June 1997, the Partnership terminated the lease with the tenant of the Property in Greensburg, Indiana. In connection therewith, the Partnership accepted a promissory note from the former tenant for $13,077 for amounts relating to past due real estate taxes the Partnership had incurred as a result of the former tenant's financial difficulties. The promissory note, which is uncollateralized, bears interest at a rate of ten percent per annum, and is being collected in 36 monthly installments. Receivables at December 31, 1999, included $3,437 of such amounts. In July 1997, the Partnership entered into a new lease for the Property in Greensburg, Indiana, with a new tenant to operate the Property as an Arby's restaurant. In connection therewith, the Partnership agreed to fund $125,000 in renovation costs. The renovations were completed in October 1997, at which time payments of rent commenced.

     In September 1997, the Partnership sold its Property in Venice, Florida, to an unrelated third party, for $1,245,000 and received net sales proceeds of $1,201,648, resulting in a gain of $283,853 for financial reporting purposes. This Property was originally acquired by the Partnership in August 1989 and had a cost of approximately $1,032,400, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $169,200 in excess of its original purchase price. In December 1997, the Partnership reinvested the majority of the net sales proceeds in an IHOP Property in Manassas, Virginia, for a total cost of approximately $1,126,800. A portion of the transaction relating to the sale of the Property in Venice, Florida, and the reinvestment of the net sales proceeds qualified as a like-kind exchange transaction for federal income tax purposes. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, at a level reasonably assumed by the General Partners, resulting from the sale.

     In October 1997, the Partnership and an affiliate, as tenants-in-common, sold the Property in Yuma, Arizona, in which the Partnership owned a 51.67% interest, for a total sales price of $1,010,000 and received net sales proceeds of $982,025, resulting in a gain to the tenancy -in- common of approximately $128,400 for financial reporting purposes. The Property was originally acquired in July 1994 and had a total cost of approximately $861,700, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Property was sold for approximately $120,300 in excess of its original purchase price. The Partnership received approximately $455,000, representing a return of capital for its prorata share of the net sales proceeds. In December 1997, the Partnership reinvested the amounts received, in a Property in Vancouver, Washington, as tenants in common with affiliates of the General Partners. In connection therewith, the Partnership and the affiliates entered into an agreement whereby each party will share in the profits and losses of the Property in proportion to its applicable percentage interest. As of December 31, 1999, the Partnership owned a 23.04% interest in this Property. The transaction relating to the sale of the Property in Yuma, Arizona and the reinvestment of the net sales proceeds qualified as a like-kind exchange transaction for federal income tax purposes.

     In January 1998, the Partnership sold its Property in Deland, Florida, to the tenant, for $1,250,000 and received net sales proceeds of $1,234,122, resulting in a gain of $345,122 for financial reporting purposes. This Property was originally acquired by the Partnership in October 1989 and had a cost of approximately $1,000,000, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $234,100 in excess of its original purchase price. In June 1998, the Partnership reinvested the majority of the net sales proceeds in a Property in Fort Myers, Florida, with an affiliate of the General Partners as tenants-in-common. As of December 31, 1999, the Partnership owned an 85 percent interest in this Property. The transaction relating to the sale of the Property in Deland, Florida, and the reinvestment of the net sales proceeds, qualified as a like-kind exchange transaction for federal income tax purposes.

     In February 1998, the Partnership sold its Property in Melbourne, Florida, for $590,000 and received net sales proceeds of $552,910. Due to the fact that during 1997, the Partnership recorded an allowance for loss of $158,239 for this Property, no gain or loss was recognized for financial reporting purposes in February 1998, relating to the sale. In April 1998, the Partnership contributed approximately $494,900, of the net sales proceeds to Melbourne Joint Venture to construct and hold one restaurant Property. As of December 31, 1999, the Partnership had contributed an additional $44,120 for such construction costs. As of December 31, 1999, the Partnership owned a 50 percent interest in the profits and losses of the joint venture.

     In addition, in February 1998, the Partnership sold its Property in Liverpool, New York, for $157,500 and received net sales proceeds of $145,221. Due to the fact that in prior years the Partnership recorded an allowance for loss of $181,970 for this Property, no gain or loss was recognized for financial reporting purposes in February 1998, relating to the sale. In November 1999, the Partnership used the net sales proceeds from the sale to invest approximately $145,000 in an IHOP Property in Dublin, California, with CNL Income Fund IX, Ltd., an affiliate of the General Partners, as tenants-in-common for a 75 percent interest in this Property. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, at a level reasonably assumed by the General Partners, resulting from the sale.

     In June 1998, the Partnership sold its Property in Bellevue, Nebraska, to a third party and received gross sales proceeds of $900,000. Due to the fact that during 1998 the Partnership reversed $155,528 in accrued rental income, representing non-cash amounts that the Partnership had recognized as income since the inception of the lease relating to the straight-lining of future scheduled rent increases in accordance with generally accepted accounting principles, no gain or loss was recorded for financial reporting purposes in June 1998 relating to this sale. This Property was originally acquired by the Partnership in December 1989 and had a cost of approximately $899,500, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $500 in excess of its original purchase price. In September 1998, the Partnership contributed approximately $898,100 of the net sales proceeds to Warren Joint Venture to acquire a restaurant Property. The Partnership has a 64.29% interest in the profits and losses of Warren Joint Venture and the remaining interest in this joint venture is held by an affiliate of the General Partners.

     In June 1999, the Partnership sold four Burger King Properties, one in each of Sevierville, Walker Springs, Broadway and Greeneville, Tennessee, to the tenant in accordance with the purchase options under the lease agreements for a total of approximately $4,354,000 and received net sales proceeds of $4,316,145, resulting in a total gain of $848,303 for financial reporting purposes. These Properties were originally acquired by the Partnership in January 1990 and had costs totaling approximately $3,535,700, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold these Properties for a total of approximately $780,400 in excess of their original purchase prices.

     In October 1999, the Partnership used the majority of the net sales proceeds from the sales of the Properties in Walker Springs and Broadway, Tennessee, to invest approximately $2,108,100 in two Properties, one in each of Baytown, Texas and Round Rock, Texas, with CNL Income Fund III, Ltd. and CNL Income Fund XI, Ltd., respectively, affiliates of the General Partners, as tenants-in-common for an 80 percent and a 77 percent interest, respectively, in the Properties. In addition, in November 1999, the Partnership used the majority of the net sales proceeds from the sale of the Property in Greeneville, Tennessee, to invest an additional amount of approximately $1,017,600 in the IHOP Property in Dublin, California, as described above. In January 2000, the Partnership invested a majority of the net sales proceeds from the sale of the Property in Sevierville, Tennessee, in a Property in Niles, Illinois, with CNL Income Fund XIV, Ltd., an affiliate of the General Partners as tenants-in-common for a 74 percent interest in the Property. The Partnership acquired the Property from an affiliate of the General Partners. The affiliate had purchased and temporarily held title to the Property in order to facilitate the acquisition of the Property by the Partnership. The purchase price paid by the Partnership represented the costs incurred by the affiliate to acquire the Property, including closing costs. The General Partners believe a portion of the transaction relating to the sales of the four Properties and the reinvestment of the net sales proceeds will qualify as a like-kind exchange transaction for federal income tax purposes. However, the Partnership will distribute amounts sufficient to enabled the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners) resulting from the sales.

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

     Currently, rental income from the Partnership's Properties and net sales proceeds from the sale of Properties, pending reinvestment in additional Properties, are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, certificates of deposit and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At December 31, 1999, the Partnership had $2,125,493 invested in such short-term investments as compared to $1,170,686 at December 31, 1998. The increase in cash and cash equivalents during 1999 was primarily due to the receipt of approximately $1,168,300 in net sales proceeds from the sale of the Property in Sevierville, Tennessee, in June 1999, which is being held at December 31, 1999, pending reinvestment in an additional Property. For the year ending December 31, 1999, the average interest rate earned on the rental income deposited in demand deposit accounts at commercial banks was approximately 2.60% annually. The funds remaining at December 31, 1999, after payment of distributions and other liabilities, will be used to invest in an additional Property as described above and to meet the Partnership's working capital and other needs.

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

     The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution.
Based on cash from operations, and cumulative excess operating reserves for the year ended December 31, 1998, the Partnership declared distributions to the Limited Partners of $3,150,000, $3,220,000, and $3,150,000 for the years ended December 31, 1999, 1998, and 1997, respectively. This represents distributions of $45, $46, and $45 per Unit for the years ended December 31, 1999, 1998, and 1997, respectively. No amounts distributed to the Limited Partners for the years ended December 31, 1999, 1998, and 1997, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

     During 1999, 1998, and 1997, affiliates of the General Partners incurred on behalf of the Partnership $157,964, $103,157, and $82,503, respectively, for certain operating expenses. As of December 31, 1999 and 1998, the Partnership owed $65,220 and $19,403, respectively, to affiliates for such amounts and accounting and administrative services. Other liabilities of the Partnership, including distributions payable increased to $946,165 at December 31, 1999, from $896,414 at December 31, 1998. The increase in other liabilities was primarily attributable to the Partnership accruing transaction costs relating to the proposed merger with APF, as described in "Termination of Merger". The increase during 1999 was partially offset by a decrease in distributions payable as a result of the Partnership accruing a special distribution payable to the Limited Partners of $70,000 at December 31, 1998. The General Partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

     The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

     During 1997, the Partnership and its consolidated joint venture, Caro Joint Venture, owned and leased 39 wholly owned Properties (including three Properties which were sold in 1997), during 1998, the Partnership owned and leased 36 wholly owned Properties (including four Properties which were sold in 1998) and during 1999, the Partnership owned and leased 32 Properties (including four Properties which were sold during 1999). In addition, during 1997, the Partnership was a co-venturer in three separate joint ventures that owned and leased a total of five Properties (including one Property in Show Low, Arizona, which was sold in January 1997) and during 1998 and 1999, the Partnership was a co-venturer in five separate joint ventures that owned and leased a total of five Properties. During 1997, the Partnership also owned and leased four Properties with affiliates as tenants-in-common (including one Property in Yuma, Arizona, which was sold in October, 1997), during 1998, the Partnership owned and leased five Properties with affiliates as tenants-in-common and during 1999, the Partnership owned and leased eight Properties with affiliates as tenants-in-common. As of December 31, 1999, the Partnership owned, either directly, as tenants-in-common with affiliates, or through joint venture arrangements, 41 Properties which are generally subject to long-term, triple-net leases. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $30,000 to $222,800. Generally, the leases provide for percentage rent based on sales in excess of a specified amount. In addition, some of the leases provide that, commencing in the fourth to sixth lease year, the percentage rent will be an amount equal to the greater of the percentage rent calculated under the lease formula or a specified percentage (ranging from one to five percent) of the purchase price or gross sales. For further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item 2. Properties, respectively.

     During the years ended December 31, 1999, 1998, and 1997, the Partnership and its consolidated joint venture earned $2,675,958, $2,823,377, and $2,897,402, respectively, in rental income from operating leases (net of adjustments to accrued rental income) and earned income from direct financing leases. Rental and earned income decreased during 1999 and 1998, each as compared to the previous year, by approximately $324,600 and $215,500, respectively, primarily as a result of the sales of Properties during 1999, 1998 and 1997, described above in "Capital Resources". Rental and earned income are expected to remain at reduced amounts while equity in earnings of joint ventures is expected to increase due to the fact that the Partnership reinvested the net sales proceeds from the 1999 and 1998 sales at Properties in joint ventures or in Properties with affiliates of the General Partners, as tenants-in-common.
The decrease during 1998, as compared to 1997, was partially offset by an increase of approximately

$293,800 in rental and earned income due to the fact that the Partnership reinvested the net sales proceeds from the 1997 sales of two Properties in two IHOP Properties in Elgin, Illinois and Manassas, Virginia in December 1997.

     The decrease in rental and earned income during 1999, as compared to 1998, was partially offset by the fact that during 1999 the Partnership collected and recognized as income a portion of the past due rental amounts owed by the former tenant of the Property located in Melbourne, Florida, for which the Partnership had previously established an allowance for doubtful accounts of $107,100 in 1997. The former tenant vacated this Property in October 1997 and the Partnership had been pursuing collection of the past due rental amounts. The Partnership sold this Property in February 1998.

     The decrease in rental and earned income during 1999 and 1998, each as compared to the previous year, was partially offset by the fact that during 1999 and 1998, the Partnership's consolidated joint venture collected and recognized as income past due rental amounts of approximately $33,000 and $36,000, respectively, for which the joint venture had previously established an allowance for doubtful accounts. The decrease in rental income was less in 1997 than in 1998, partially due to the fact that the consolidated joint venture established an allowance for doubtful accounts for rental amounts unpaid by the tenant of the Property in Caro, Michigan totaling approximately $84,500 during 1997. During 1997, the Partnership established an allowance for doubtful accounts totaling approximately $107,100 for rental amounts relating to the Property located in Melbourne, Florida, due to the fact that the tenant vacated the Property in October 1997. The Partnership sold this Property in February 1998, as described above in "Capital Resources". No such allowance was established during 1999 or 1998.

     Rental and earned income was also less in 1997 than 1998 because the Partnership increased its allowance for doubtful accounts during 1997 by approximately $40,500 for rental amounts relating to the Hardee's Property located in Greensburg, Indiana, due to financial difficulties the tenant was experiencing. No such allowance was recorded in 1999 or 1998. A new tenant began operating this Property in 1997 after it was renovated into an Arby's restaurant.

     The decrease in rental and earned income for 1999 as compared to 1998, was partially offset by, and the decrease during 1998, as compared to 1997, was partially attributable to, the fact that during June 1998, the Partnership reversed approximately $155,500 in accrued rental income (non-cash accounting adjustments relating to the straight-lining of future scheduled rent increases over the lease term in accordance with generally accepted accounting principles) relating to the Property in Bellevue, Nebraska to adjust the carrying value of the asset to the net proceeds received from the sale of this Property in June 1998.

     The decrease in rental and earned income during 1999 and 1998, each as compared to 1997, was offset by the fact that the Partnership collected and recorded as income approximately $18,600 during each year, in rental payment deferrals for the two Properties leased by the same tenant in Chester, Pennsylvania, and Orlando, Florida. Previously, the Partnership had established an allowance for doubtful accounts for these amounts. These amounts were collected in accordance with the agreement entered into in March 1996, with the tenant to pay the remaining balance of the rental payment deferral amounts as discussed above in "Capital Resources."

     For the years ended December 31, 1999, 1998, and 1997, the Partnership also earned $149,981, $156,676, and $147,437, respectively, in contingent rental income. Contingent rental income was higher during 1998 primarily due to increases during 1998, in gross sales relating to certain Properties whose leases require the payment of contingent rent.

     In addition, for the years ended December 31, 1999, 1998, and 1997, the Partnership earned $524,643, $323,105, and $280,331, respectively, attributable to net income earned by joint ventures in which the Partnership is a co-venturer. The increase in net income earned by joint ventures during 1999, as compared to 1998, was partially due to the reinvestment of net sales proceeds received from the sales of three Properties sold during 1999, in additional Properties in Baytown and Round Rock, Texas and Dublin, California, each as tenants-in-common with affiliates of the General Partners. Net income earned during 1999 and 1998 was also higher due to the fact that in 1998, the Partnership reinvested the net sales proceeds it received from the 1997 and 1998 sales of three Properties in additional Properties in Overland Park, Kansas; Memphis, Tennessee and Fort Myers, Florida with affiliates of the General Partners as tenants-in-common. The increase in net income earned by joint ventures during 1998, as compared to 1997, was partially offset by the fact that in January 1997, Show Low Joint Venture, in which the Partnership owns a 36 percent interest, recognized a gain of approximately $360,000 for financial reporting purposes as a result of the sale of its Property. Show Low Joint Venture reinvested the majority of the net sales proceeds in a replacement Property in June 1997. In addition, in October 1997, the Partnership and an affiliate, as tenants-in-common, sold the Property in Yuma, Arizona, and recognized a gain of approximately $128,400 for financial reporting purposes, as described above in "Capital Resources." The Partnership owned a 51.67% interest in the Property in Yuma, Arizona, held as tenants-in-common with an affiliate. The Partnership reinvested its portion of the net sales proceeds in a Property in Vancouver, Washington, in December 1997, as described above in "Capital Resources."

     During the year ended December 31, 1999, three of the Partnership's lessees, Golden Corral Corporation, Restaurant Management of S.C., Inc., and IHOP Corp., each contributed more than ten percent of the Partnership's total rental income (including rental income from the Partnership's consolidated joint venture and the Partnership's share of the rental income from the Properties owned by five unconsolidated joint ventures in which the Partnership is a co-venturer and eight Properties owned with affiliates of the General Partners as tenants-in-common). As of December 31, 1999, Golden Corral Corporation was the lessee under leases relating to five restaurants, Restaurant Management of S.C., Inc. was the lessee under leases relating to seven restaurants and IHOP Corp. was the lessee under leases relating to eight restaurants. It is anticipated that, based on the minimum annual rental payments required by the leases, these three lessees each will continue to contribute more than ten percent of the Partnership's total rental income during 2000. In addition, two Restaurant Chains, Golden Corral and IHOP, each accounted for more than ten percent of the Partnership's total rental income during the year ended December 31, 1999 (including the Partnership's consolidated joint venture and the Partnership's share of the rental income from the Properties owned by five unconsolidated joint ventures in which the Partnership is a co-venturer and eight Properties owned with affiliates of the General Partners as tenants-in-common). In 2000, it is anticipated that these Restaurant Chains each will continue to account for more than ten percent of the Partnership's total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

     For the years ended 1999, 1998, and 1997, the Partnership also earned $147,908, $110,502, and $119,961, respectively, in interest and other income. The increase in interest and other income during the year ended December 31, 1999, as compared to the year ended December 31, 1998, was primarily attributable to interest earned on the net sales proceeds received and held in escrow relating to the sale of the four Burger King Properties, until such proceeds were reinvested in additional Properties, as described above in "Capital Resources".

     Operating expenses, including depreciation and amortization expense, were $799,269, $694,773, and $840,365 for the years ended December 31, 1999, 1998, and 1997, respectively. The increase in operating expenses during 1999, as compared to 1998, was primarily due to, and the decrease during 1998, as compared to 1997, was partially offset by, the fact that the Partnership incurred $174,233 and $20,211 in transaction costs during 1999 and 1998, respectively, relating to the General Partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with APF as described in "Termination of Merger". The increase during 1999, as compared to 1998, was partially offset by, and the decrease during 1998, as compared to 1997, was partially attributable to, a decrease in depreciation expense due to sales of several Properties in 1999 and 1998.

     The decrease in operating expenses during 1998, as compared to 1997, was partially due to the fact that the Partnership recorded approximately $122,400 in bad debt expense and approximately $19,400 in real estate tax expense during 1997 for the Property located in Melbourne, Florida, due to the fact that the tenant vacated the Property in October 1997. The Partnership sold this Property in February 1998, as described above in "Capital Resources." In addition, during 1997, the Partnership's consolidated joint venture recorded bad debt expense and real estate tax expense of approximately $26,200 relating to the Property located in Caro, Michigan, representing past due rental and other amounts. No such bad debt expense and real estate tax expense were recorded during the years ended December 31, 1999 and 1998 due to the fact that the tenant has been making rental payments in accordance with the terms of its lease agreement.

     As a result of the sale of the four Burger King Properties, as described above in "Capital Resources", the Partnership recognized gains of $848,303 during the year ended December 31, 1999, for financial reporting purposes. In addition, as a result of the sale of the Property in Deland, Florida, as described above in "Capital Resources," the Partnership recognized a gain of $345,122 during the year ended December 31, 1998, for financial reporting purposes. As a result of the sales of the Properties in Naples, Florida; Plattsmouth, Nebraska and Venice, Florida, as described above in "Capital Resources," the Partnership recognized a gain of $626,804 during 1997 for financial reporting purposes. The gain for 1997 was partially offset by a loss of $79,777 for financial reporting purposes, resulting from the July 1997 sale of the Property in Whitehall, Michigan, as described above in "Capital Resources."

     During the year ended December 31, 1997, the Partnership recorded a provision for loss on land and building in the amount of $104,947, for financial reporting purposes for the Property in Liverpool, New York. This lease was terminated in 1996. The allowance at December 31, 1997 represented the difference between the Property's carrying value at December 31, 1997 and the net realizable value of the Property based on the net sales proceeds received in February 1998 from the sale of the Property. No such provision was recorded during the years ended December 31, 1999 and 1998.

     During the year ended December 31, 1997, the Partnership established an allowance for loss on land and an allowance for impairment in the carrying value of the net investment in direct financing lease for its Property in Melbourne, Florida, in the amount of $158,239. The tenant of this Property vacated the Property in October 1997 and ceased making rental payments. The allowance represented the difference between the Property's carrying value at December 31, 1997 and the net sales proceeds received in February 1998 from the sale of the Property, as described above in "Capital Resources." No such provision was recorded during the years ended December 31, 1999 and 1998.

     The Partnership's leases as of December 31, 1999, are generally triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Management expects that increases in restaurant sales volumes due to inflation and real sales growth should result in an increase in rental income over time. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

Termination of  Merger

     On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF. Under the Agreement and Plan of Merger, APF was to issue shares of its common stock as consideration for the Merger. On March 1, 2000, the General Partners and APF announced that they had mutually agreed to terminate the Agreement and Plan of Merger. The agreement to terminate the Agreement and Plan of Merger was based, in large part, on the General Partners' concern that, in light of market conditions relating to publicly traded real estate investment trusts, the value of the transaction had diminished. As a result of such diminishment, the General Partners' ability to unequivocally recommend voting for the transaction, in the exercise of their fiduciary duties, had become questionable.

Overview of Year 2000 Problem

     The year 2000 problem concerns the inability of information and non-information technology systems to properly recognize and process date-sensitive information beyond January 1, 2000. The failure to accurately recognize the year 2000 could result in a variety of problems from data miscalculations to the failure of entire systems.

Status

     The Partnership generally does not directly own information technology systems. The General Partners and their affiliates generally provide all services requiring the use of information and some non-information technology systems. In early 1998, affiliates of the General Partners formed a year 2000 committee ("the Y2K Team") that assessed the readiness of any systems that are date sensitive and completed upgrades for the hardware equipment and software that was not year 2000 compliant, as necessary. The cost for these upgrades and other remedial measures is the responsibility of the General Partners and their affiliates. The General Partners and their affiliates do not expect that the Partnership will incur any costs in connection with the year 2000 remedial measures. In addition, the Y2K Team requested and received certifications of compliance from other companies with which the General Partners, their affiliates, and the Partnership have material third party relationships.

     In assessing the risks presented by the year 2000 problem, the Y2K Team identified potential worst case scenarios involving the future of the information and non-information technology systems used by the Partnership's transfer agent, financial institutions and tenants. As of January 14, 2000, the General Partners and their affiliates have tested the information and non-information technology systems used by the Partnership and have not experienced material disruption or other significant problems. In addition, as of the same date, the General Partners are not aware of any material year 2000 problems relating to information and non-information technology systems of third parties with which the Partnership maintains material relationships, including those of the Partnership's transfer agent, financial institutions and tenants. In addition, in the Partnership's interactions with its transfer agent, financial institutions and tenants, the systems of these third parties have functioned normally. Until the Partnership's first distribution in 2000 and the delivery of the information by the transfer agent to stockholders in early 2000, the General Partners will continue to monitor the year 2000 compliance of the transfer agent. In addition, the General Partners will continue to monitor the systems used by the Partnership and to maintain contact with third parties with which the Partnership has material relationships with respect to year 2000 compliance and any year 2000 issues that may arise at a later date. The General Partners will develop contingency plans relating to ongoing year 2000 issues at the time that such issues are identified and such plans are deemed necessary.

     Based on the information provided to the Y2K Team, the upgrades and remedial measures by the General Partners and their affiliates, and the normal functioning to date of information and non-information technology systems used by the Partnership and those third parties, the General Partners do not foresee significant risks associated with its year 2000 compliance at this time. In addition, the General Partners and their affiliates do not expect to incur any additional costs in connection with the year 2000 remedial efforts. However, there can be no assurance that the General Partners and their affiliates or any third parties will not have ongoing year 2000 issues that may have adverse effects on the Partnership.


Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

     Not applicable.

Item 8.  Financial Statements and Supplementary Data

                           CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)

                                   CONTENTS
                                   --------

                                                      Page
                                                      ----

Report of Independent Certified Public Accountants      20

Financial Statements:

  Balance Sheets                                        21

  Statements of Income                                  22

  Statements of Partners' Capital                       23

  Statements of Cash Flows                              24

  Notes to Financial Statements                         26

              Report of Independent Certified Public Accountants
              --------------------------------------------------


To the Partners
CNL Income Fund VI, Ltd.


In our opinion, the financial statements listed in the index appearing under item 14(a)(1) present fairly, in all material respects, the financial position of CNL Income Fund VI, Ltd. (a Florida limited partnership) at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 14(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP


Orlando, Florida
February 4, 2000, except for Note 11 for which the date is March 1, 2000

                           CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)

                                BALANCE SHEETS
                                --------------

                                                                               December 31,
                                                                     1999                       1998
                                                             ------------------        ---------------------
              ASSETS
              ------

Land and buildings on operating leases, less
 accumulated depreciation                                           $15,069,805                  $18,559,844

Net investment in direct financing leases                             3,864,455                    3,929,152
Investment in joint ventures                                          8,377,455                    5,021,121
Cash and cash equivalents                                             2,125,493                    1,170,686
Receivables, less allowance for doubtful
 accounts of $240,497 and $323,813, respectively                        134,477                      150,912

Due from related parties                                                 19,111                           --
Prepaid expenses                                                          2,847                          949
Lease costs, less accumulated amortization of
 $8,831 and $7,181, respectively                                          8,869                       10,519

Accrued rental income, less allowance for
 doubtful accounts of $47,718 and $38,944,                              491,616                      785,982
 respectively

Other assets                                                             26,731                       26,731
                                                             ------------------        ---------------------

                                                                    $30,120,859                  $29,655,896
                                                             ==================        =====================

LIABILITIES AND PARTNERS' CAPITAL
-------------------------------------------------

Accounts payable                                                    $   131,093                  $     8,173
Accrued and escrowed real estate taxes payable                           11,572                        2,500
Due to related parties                                                   65,220                       19,403
Distributions payable                                                   787,500                      857,500
Rents paid in advance and deposits                                       16,000                       28,241
                                                             ------------------        ---------------------
    Total liabilities                                                 1,011,385                      915,817

Minority interest                                                       153,870                      144,949

Partners' capital                                                    28,955,604                   28,595,130
                                                             ------------------        ---------------------

                                                                    $30,120,859                  $29,655,896
                                                             ==================        =====================

                See accompanying notes to financial statements

                           CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)

                             STATEMENTS OF INCOME
                             --------------------

                                                                                     Year Ended December 31,
                                                                           1999             1998              1997
                                                                        ----------       ----------        ----------
Revenues:
  Rental income from operating leases                                   $2,226,183       $2,520,346        $2,465,817
  Adjustments to accrued rental income                                      (8,774)        (167,227)          (17,548)
  Earned income from direct financing leases                               458,549          470,258           449,133
  Contingent rental income                                                 149,981          156,676           147,437
  Interest and other income                                                147,908          110,502           119,961
                                                                        ----------       ----------        ----------
                                                                         2,973,847        3,090,555         3,164,800
                                                                        ----------       ----------        ----------
Expenses:
  General operating and administrative                                     158,011          160,358           156,847
  Professional services                                                     45,076           32,400            25,861
  Bad debt expense                                                              --           12,854           131,184
  Real estate taxes                                                             --               --            43,676
  State and other taxes                                                     10,042           10,392             8,969
  Depreciation and amortization                                            411,907          458,558           473,828
  Transaction costs                                                        174,233           20,211                --
                                                                        ----------       ----------        ----------
                                                                           799,269          694,773           840,365
                                                                        ----------       ----------        ----------
Income Before Minority Interest in Income of Consolidated
  Joint Venture, Equity in Earnings of
  Unconsolidated Joint Ventures, Gain on  Sale of
  Land and Buildings and Net Investment in Direct
  Financing Leases, and Provision for Loss on Land
  and Building and Impairment in Carrying Value of
  Net Investment in Direct Financing Lease                               2,174,578        2,395,782         2,324,435

Minority Interest in Income of Consolidated Joint Venture                  (37,050)         (43,128)           11,275

Equity in Earnings of Unconsolidated Joint Ventures                        524,643          323,105           280,331

Gain on Sale of Land and Buildings and Net
  Investment in Direct Financing Leases                                    848,303          345,122           547,027

Provision for Loss on Land and Buildings and
  Impairment in Carrying Value of Net Investment in
  Direct Financing Lease                                                        --               --          (263,186)
                                                                        ----------       ----------        ----------
Net Income                                                              $3,510,474       $3,020,881        $2,899,882
                                                                        ==========       ==========        ==========
Allocation of Net Income:
  General partners                                                      $   33,908       $   28,327        $   25,353
  Limited partners                                                       3,476,566        2,992,554         2,874,529
                                                                        ----------       ----------        ----------

                                                                        $3,510,474       $3,020,881        $2,899,882
                                                                        ==========       ==========        ==========

Net Income Per Limited Partner Unit                                     $    49.67       $    42.75        $    41.06
                                                                        ==========       ==========        ==========

Weighted Average Number of Limited Partner Units
Outstanding                                                                 70,000           70,000            70,000
                                                                        ==========       ==========        ==========

                      See accompanying notes to financial statements.

                           CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
                        -------------------------------

                 Years Ended December 31, 1999, 1998 and 1997

                                          General Partners                                Limited Partners
                                   ----------------------------   -----------------------------------------------------------------
                                                    Accumulated                                        Accumulated     Syndication
                                   Contributions     Earnings     Contributions     Distributions        Earnings          Costs
                                   -------------    -----------   -------------     -------------     ------------    -------------
Balance, December 31, 1996               $ 1,000      $ 203,010     $ 29,044,367    $ (22,434,226)    $ 20,289,583    $ (4,015,000)

 Distributions to limited
   partners ($45.00 per
   limited partner unit)                      --             --               --       (3,150,000)              --              --
 Net Income                                   --         25,353               --               --        2,874,529              --
                                         -------      ---------     ------------    -------------     ------------    ------------

Balance, December 31, 1997                 1,000        228,363       35,000,000      (25,584,226)      23,164,112      (4,015,000)

 Distributions to limited
   partners ($46.00 per
   limited partner unit)                      --             --               --       (3,220,000)              --              --

 Net income                                   --         28,327               --               --        2,992,554              --
                                         -------      ---------     ------------    -------------     ------------    ------------

Balance, December 31, 1998                 1,000        256,690       35,000,000      (28,804,226)      26,156,666      (4,015,000)

 Distributions to limited
   partners ($45.00 per
   limited partner unit)                      --             --               --       (3,150,000)              --              --
 Net income                                   --         33,908               --               --        3,476,566              --
                                         -------      ---------     ------------    -------------     ------------    ------------

Balance, December 31, 1999               $ 1,000      $ 290,598     $ 35,000,000    $ (31,954,226)    $ 29,633,232    $ (4,015,000)
                                         =======      =========     ============    =============     ============    ============

                                             Total
                                          -----------
Balance, December 31, 1996                $29,044,367

 Distributions to limited
   partners ($45.00 per
   limited partner unit)                   (3,150,000)

 Net Income                                 2,899,882
                                          -----------

Balance, December 31, 1997                 28,794,249

 Distribution to limited
   partners ($46.00 per
   limited partner unit)                   (3,220,000)

 Net income                                 3,020,881
                                          -----------

Balance, December 31, 1998                 28,595,130

 Distributions to limited
   partners ($45.00 per
   limited partner unit)                   (3,150,000)

 Net income                                 3,510,474
                                          -----------

Balance, December 31, 1999                $28,955,604
                                          ===========

                See accompanying notes to financial statements.

                           CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                           ------------------------

                                                                             Year Ended December 31,
                                                              1999                    1998                     1997
                                                      ------------------      ------------------       ------------------
Increase ( Decrease) in Cash and Cash Equivalents:

Cash Flows from Operating Activities:
 Cash received from tenants                                  $ 2,817,707             $ 3,092,644              $ 3,097,751
 Distributions from unconsolidated joint ventures                483,152                 328,721                  144,016
 Cash paid for expenses                                         (227,913)               (270,339)                (180,530)
 Interest received                                               131,988                  92,634                   94,804
                                                      ------------------      ------------------       ------------------
    Net cash provided by operating activities                  3,204,934               3,243,660                3,156,041
                                                      ------------------      ------------------       ------------------

Cash Flows from Investing Activities:
 Proceeds from sale of land and buildings                      4,316,145               2,832,253                4,003,985
 Additions to land and buildings on operating
  leases                                                              --                (125,000)              (2,666,258)
 Investment in direct financing leases                                --                      --               (1,057,282)
 Investment in joint ventures                                 (3,314,843)             (3,896,598)                (521,867)
 Return of capital from joint ventures                                --                      --                  524,975
 Decrease in restricted cash                                          --                 697,650                  279,367
 Payment of lease costs                                           (3,300)                 (3,300)                  (3,300)
 Other                                                                --                     (84)                      --
                                                      ------------------      ------------------       ------------------
    Net cash provided by (used in) investing
     activities                                                  998,002                (495,079)                 559,620
                                                       ------------------      ------------------       ------------------

Cash Flows from Financing Activities:
 Distributions to limited partners                            (3,220,000)             (3,150,000)              (3,220,000)
 Distributions to holder of minority interest                    (28,129)                (42,654)                  (8,832)
                                                      ------------------      ------------------       ------------------
    Net cash used in financing activities                     (3,248,129)             (3,192,654)              (3,228,832)
                                                      ------------------      ------------------       ------------------

Net Increase (Decrease) in Cash and Cash
 Equivalents                                                     954,807                (444,073)                 486,829

Cash and Cash Equivalents at Beginning of Year                 1,170,686               1,614,759                1,127,930
                                                      ------------------      ------------------       ------------------

Cash and Cash Equivalents at End of Year                     $ 2,125,493             $ 1,170,686              $ 1,614,759
                                                      ==================      ==================       ==================

                See accompanying notes to financial statements.

                            CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED
                      ------------------------------------


                                                                                        Year Ended December 31,
                                                                           1999                  1998                   1997
                                                                      ---------------      ----------------       ---------------
Reconciliation of Net Income to Net Cash Provided by
 Operating Activities:

   Net income                                                              $3,510,474            $3,020,881            $2,899,882
                                                                      ---------------      ----------------       ---------------

   Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation                                                            410,257               456,958               471,938
      Amortization                                                              1,650                 1,600                 1,890
      Bad debt expense                                                             --                12,854               131,184
      Equity in earnings of unconsolidated joint ventures,
       net of distributions                                                   (41,491)                5,616              (136,315)
      Gain on sale of land and building                                      (848,303)             (345,122)             (547,027)
      Minority interest in income of consolidated joint                        37,050                43,128               (11,275)
       venture
      Provision for loss on land and building and impairment
       in carrying value of net investment in direct
       financing lease                                                             --                    --               263,186
      Decrease (increase) in receivables                                       (2,676)                8,649                17,113
      Decrease (increase) in prepaid expenses                                  (1,898)                3,286                (3,072)
      Decrease in net investment in direct financing leases                    64,697                63,868                67,389
      Decrease (increase) in accrued rental income                            (95,735)               51,142               (81,244)
      Increase (decrease) in accounts payable and accrued
       expenses                                                               135,333               (37,246)               25,964
      Increase (decrease) in due to related parties                            45,817               (12,532)               29,470
      Increase (decrease) in rents paid in advance and                        (10,241)              (29,422)               26,958
       deposits
                                                                      ---------------      ----------------       ---------------
      Total adjustments                                                      (305,540)              222,779               256,159
                                                                      ---------------      ----------------       ---------------
Net Cash Provide by Operating Activities
                                                                           $3,204,934            $3,243,660            $3,156,041
                                                                      ===============      ================       ===============
Supplemental Schedule of Non-Cash Financing Activities:

      Distributions declared and unpaid at December 31
                                                                           $  787,500            $  857,500            $  787,500
                                                                      ===============      ================       ===============

                See accompanying notes to financial statements.

                           CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                 Years Ended December 31, 1999, 1998, and 1997


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

     Real Estate and Lease Accounting - The Partnership records the acquisition
     --------------------------------
     of land and buildings at cost, including acquisition and closing costs. Land and buildings are leased to unrelated third parties generally on a triple-net basis, whereby the tenant is responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. The leases are accounted for using either the direct financing or the operating methods. Such methods are described below:

          Direct financing method - The leases accounted for using the direct financing method are recorded at their net investment (which at the inception of the lease generally represents the cost of the asset) (Note 4). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodic rate of return on the Partnership's net investment in the leases.

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

                 Years Ended December 31, 1999, 1998, and 1997


1.   Significant Accounting Policies - Continued:
     -------------------------------------------

          Accrued rental income represents the aggregate amount of income recognized on a straight-line basis in excess of scheduled rental payments to date. Whenever a tenant defaults under the terms of its lease, or events or changes in circumstance indicate that the tenant will not lease the property through the end of the lease term, the Partnership either reserves or reverses the cumulative accrued rental income balance.

     When the properties are sold, the related cost and accumulated depreciation for operating leases and the net investment for direct financing leases, plus any accrued rental income, are removed from the accounts and gains or losses from sales are reflected in income. The general partners of the Partnership review properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. The general partners determine whether an impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the property, with the carrying cost of the individual property. If an impairment is indicated, the assets are adjusted to the fair value. Although the general partners have made their best estimate of these factors based on current conditions, it is reasonably possible that changes could occur in the near term which could adversely affect the general partners' best estimate of net cash flows expected to be generated from its properties and the need for asset impairment write-downs.

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

     Investment in Joint Ventures - The Partnership accounts for its 66 percent
     ----------------------------
     interest in Caro Joint Venture, a Florida general partnership, using the consolidation method. Minority interests represent the minority joint venture partners' proportionate share of equity in the Partnership's consolidated joint venture. All significant intercompany accounts and transactions have been eliminated.

                           CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


1.   Significant Accounting Policies - Continued:
     -------------------------------------------

     The Partnership's investments in Auburn Joint Venture, Show Low Joint Venture, Asheville Joint Venture, Warren Joint Venture, and Melbourne Joint Venture and properties in Clinton, North Carolina, Vancouver, Washington; Overland Park, Kansas; Memphis, Tennessee; Fort Myers, Florida; Baytown, Texas; Round Rock, Texas; and Dublin, California, each of which is held as tenants-in-common with affiliate of the general partners, are accounted for using the equity method since the Partnership shares control with the affiliates.

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

                 Years Ended December 31, 1999, 1998, and 1997


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


2.   Leases:
     ------

     The Partnership leases its land and buildings to operators of national and regional fast-food and family-style restaurants. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No.
     13, "Accounting for Leases."   The leases  generally are classified as
     operating leases; however, some leases have been classified as direct financing leases. For the leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while the land portions of some of these leases are operating leases. Substantially all leases are for 10 to 20 years and provide for minimum and contingent rentals. In addition, the tenant pays all property taxes and assessments, fully maintains the interior and exterior of the building and carries insurance coverage for public liability, property damage, fire and extended coverage. The lease options generally allow tenants to renew the leases for two to four successive five-year periods subject to the same terms and conditions as the initial lease. Most leases also allow the tenant to purchase the property at fair market value after a specified portion of the lease has elapsed.

                           CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


3.   Land and Buildings on Operating Leases:
     --------------------------------------

     Land and buildings on operating leases consisted of the following at December 31:

                                                1999                1998
                                          ----------------    ---------------

       Land                               $      7,094,433    $     8,558,191
       Buildings                                11,233,038         13,587,739
                                          ----------------    ---------------
                                                18,327,471         22,145,930
       Less accumulated depreciation            (3,257,666)        (3,586,086)
                                          ----------------    ---------------
                                               $15,069,805        $18,559,844
                                          ================    ===============

     In July 1997, the Partnership entered into a new lease for the property in Greensburg, Indiana, with a new tenant to operate the property as an Arby's restaurant. In connection therewith, the Partnership incurred $125,000 in renovation costs, which were paid in 1998.

     In 1997, the Partnership recorded a provision for loss on land and building in the amount of $104,947 for financial reporting purposes for the property in Liverpool, New York. The allowance represented the difference between the property's carrying value at December 31, 1997, and the net realizable value of the property based on the net sales proceeds of $145,221 received in February 1998 from the sale of the property. Due to the fact that in 1997 and prior years, the Partnership had recorded an allowance for loss totaling $181,970 for this property, no gain or loss was recognized for financial reporting purposes during 1998 relating to the sale of the property in February 1998.

     During 1997, the Partnership established an allowance for loss on land in the amount of $95,435 for its property in Melbourne, Florida. The tenant of this property vacated the property in October 1997 and ceased making rental payments. The allowance represented the difference between the property's carrying value for the land at December 31, 1997, and the net realizable value of the land based on the net sales proceeds of $552,910 received in February 1998 from the sale of the property. No gain or loss was recognized for financial reporting purposes relating to the sale of this property in February 1998.

                           CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


3.   Land and Buildings on Operating Leases - Continued:
     --------------------------------------------------

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

     In June 1998, the Partnership sold its property in Bellevue, Nebraska, and received sales proceeds of $900,000. Due to the fact that during 1998, the Partnership reversed $155,528 in accrued rental income, representing the majority of such non-cash income that the Partnership had recognized since the inception of the lease relating to the straight-lining of future scheduled rent increases in accordance with generally accepted accounting principles, no gain or loss was recorded for financial reporting purposes in June 1998 relating to this sale. This property was originally acquired by the Partnership in December 1989 and had a cost of approximately $899,500, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the property for approximately $500 in excess of its original purchase price.

     In June 1999, the Partnership sold four Burger King properties, one in each of Sevierville, Walker Springs, Broadway and Greeneville, Tennessee, to the tenant in accordance with the purchase options under the lease agreements, for a total of approximately $4,354,000 and received net sales proceeds of $4,316,145, resulting in a total gain of $848,303 for financial reporting purposes. These properties were originally acquired by the Partnership in January 1990 and had costs totaling approximately $3,535,700, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold these properties for a total of approximately $780,400 in excess of their original purchase prices. In October 1999, the Partnership reinvested a portion of the net sales proceeds in a property located in Baytown, Texas and Round Rock, Texas, each as tenants-in-common with affiliates of the general partners. In addition, in November 1999, the Partnership acquired a property in Dublin, California, as tenants-in common with an affiliate of the general partners (see Note 5).

     Some leases provide for escalating guaranteed minimum rents throughout the lease terms. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 1999, 1998, and 1997, the Partnership recognized income of $95,735 (net of $8,774 in reserves), a loss of $51,142 (net of $155,528 in reversals and $11,699 in reserves), and income of $81,244 (net of $17,548 in reserves) respectively, of such rental income. The following is a schedule of the future

                           CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


3.   Land and Buildings on Operating Leases - Continued:
     --------------------------------------------------

     minimum lease payments to be received on noncancellable operating leases at December 31, 1999:

             2000                                 $ 1,969,834
             2001                                   2,030,742
             2002                                   2,045,826
             2003                                   2,037,236
             2004                                   2,025,092
             Thereafter                             9,091,790
                                                  -----------

                                                  $19,200,520
                                                  ===========

     Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include any amounts for future contingent rentals which may be received on the leases based on a percentage of the tenant's gross sales.

3.   Net Investment in Direct Financing Leases:
     -----------------------------------------

     The following lists the components of the net investment in direct financing leases at December 31:

                                                            1999                 1998
                                                     ---------------      ---------------
       Minimum lease payments receivable                 $ 6,726,045          $ 7,212,677
       Estimated residual values                           1,440,446            1,440,446
       Less unearned income                               (4,302,036)          (4,723,971)
                                                     ---------------      ---------------

       Net investment in direct financing leases         $ 3,864,455          $ 3,929,152
                                                     ===============      ===============

                           CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


4.   Net Investment in Direct Financing Leases - Continued:
     -----------------------------------------------------

     The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 1999:

          2000                        $  488,772
          2001                           501,492
          2002                           501,492
          2003                           501,492
          2004                           501,492
          Thereafter                   4,231,305
                                      ----------

                                      $6,726,045
                                      ==========

     The above table does not include future minimum lease payments for renewal periods or for contingent rental payments that may become due in future periods (See Note 3).

     As of December 31, 1997, the Partnership had established an allowance for impairment in carrying value in the amount of $62,804 for its property in Melbourne, Florida. The allowance represented the difference between the carrying value of the net investment in the direct financing lease at December 31, 1997, and the net realizable value of the net investment in the direct financing lease based on the net sales proceeds received in February 1998 from the sale of the property (see Note 3).

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

5.   Investment in Joint Ventures:
     ----------------------------

     The Partnership has a 3.9%, 36 percent, 14.46%, 23.04%, and 18 percent interest in the profits and losses of Auburn Joint Venture, Show Low Joint Venture, Asheville Joint Venture, a property in Vancouver, Washington, and a property in Clinton, North Carolina, held as tenants-in-common, respectively. The remaining interests in these joint ventures and the properties held as tenants in common are held by affiliates of the Partnership which have the same general partners.

                           CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997

5.   Investment in Joint Ventures - Continued:
     ----------------------------------------

     In January 1998, the Partnership contributed approximately $558,800 and $694,800 to acquire a property in Overland Park, Kansas, and a property in Memphis, Tennessee, respectively, as tenants-in-common with affiliates of the general partners. As of December 31, 1999, the Partnership had a 34.74% and a 46.2% interest in the property in Overland Park, Kansas and Memphis, Tennessee, respectively. In addition, in June 1998, the Partnership contributed approximately $1,249,300 to acquire a property in Fort Myers, Florida, as tenants-in-common with an affiliate of the general partners. As of December 31, 1999, the Partnership had an 85 percent interest in the property in Fort Myers, Florida.

     In April 1998, the Partnership entered into a joint venture arrangement, Melbourne Joint Venture, with an affiliate of the general partners, to construct and hold one restaurant property. During 1999 and 1998, the Partnership contributed approximately $44,120 and $494,900, respectively, to purchase land and pay construction costs relating to the property owned by the joint venture. At December 31, 1999, the Partnership had an approximate 50 percent interest in the profits and losses of the joint venture. During 1999, the lease relating to the property owned by the joint venture was amended to provide for rent reductions. As a result, the joint venture reclassified the building portion of the property from an operating lease to net investment in direct financing lease in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases".

     In September 1998, the Partnership entered into a joint venture arrangement, Warren Joint Venture, with an affiliate of the general partners to hold one restaurant property, and contributed approximately $898,100 to the joint venture. As of December 31, 1999, the Partnership owned a 64.29% interest in the profits and losses of the joint venture.

     In October 1999, the Partnership used the majority of the net sales proceeds from the sales of the properties in Walker Springs and Broadway, Tennessee, to invest in two properties, one in each of Baytown, Texas and Round Rock, Texas, with CNL Income Fund III, Ltd. and CNL Income Fund XI, Ltd., respectively, affiliates of the general partners, as tenants-in-common, for an 80 percent and a 77 percent interest, respectively, in the properties. As of December 31, 1999, the Partnership had contributed a total of approximately $2,108,100 to these tenancy in common arrangements.

     In addition, in November 1999, the Partnership used the majority of the net sales proceeds from the sale of the property in Greeneville, Tennessee, and the property in Liverpool, New York, to invest $1,162,602 in an IHOP Property in Dublin, California with CNL Income Fund IX, Ltd., an affiliate of the general partners, as tenants-in-common, for 75 percent interest in the property.

                           CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


5.   Investment in Joint Ventures - Continued:
     ----------------------------------------

     Auburn Joint Venture, Show Low Joint Venture, Asheville Joint Venture, Melbourne Joint Venture, Warren Joint Venture, and the Partnership and affiliates as tenants-in-common in eight separate tenancy-in-common arrangements, each own and lease one property to an operator of national fast-food and family-style restaurants. The following presents the combined, condensed financial information for the joint ventures and the properties held as tenants-in-common with affiliates at December 31:

                                                                     1999                      1998
                                                            --------------------       -------------------
       Land and buildings on operating leases, less
           accumulated depreciation                         $         12,510,374       $         9,030,392
       Net investment in direct financing leases                       3,938,686                 3,331,869
       Cash                                                               83,127                    12,138
       Receivables                                                       103,745                    56,360
       Accrued rental income                                             350,510                   237,451
       Other assets                                                        2,320                     1,190
       Liabilities                                                        93,231                   105,868
       Partners' capital                                              16,895,531                12,563,532
       Revenues                                                        1,435,647                 1,098,957
       Net income                                                      1,258,086                   959,057


     The Partnership recognized income totaling $524,643, $323,105, and $280,331 for the years ended December 31, 1999, 1998, and 1997, respectively, from these joint ventures.

6.   Receivables:
     -----------

     In June 1997, the Partnership terminated the lease with the tenant of the property in Greensburg, Indiana. In connection therewith, the Partnership accepted a promissory note from the former tenant for $13,077 for amounts relating to past due real estate taxes the Partnership had incurred as a result of the former tenant's financial difficulties. The promissory note, which is uncollateralized, bears interest at a rate of ten percent per annum and is being collected in 36 monthly installments. Receivables at December 31, 1999 and 1998, included $3,437 and $9,561, respectively, of such amounts.

                           CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


7.   Allocations and Distributions:
     -----------------------------

     Generally, all net income and net losses of the Partnership, excluding gains and losses from the sale of properties, are allocated 99 percent to the limited partners and one percent to the general partners. Distributions of net cash flow are made 99 percent to the limited partners and one percent to the general partners; provided however, that the one percent of net cash flow to be distributed to the general partners is subordinated to receipt by the limited partners of an aggregate, ten percent, cumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return").

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

     Generally, net sales proceeds from a liquidating sale of properties, will be used in the following order: (i) first to pay and discharge all of the Partnership's liabilities to creditors, (ii) second, to establish reserves that may be deemed necessary for any anticipated or unforeseen liabilities or obligations of the Partnership, (iii) third, to pay all of the Partnership's liabilities, if any, to the general and limited partners,
     (iv) fourth, after allocations of net income, gains and/or losses, to distribute to the partners with positive capital accounts balances, in proportion to such balances, up to amounts sufficient to reduce such positive balances to zero, and (v) thereafter, any funds remaining shall then be distributed 95 percent to the limited partners and five percent to the general partners.

     During the years ended December 31, 1999, 1998, and 1997 the Partnership declared distributions to the limited partners of $3,150,000, $3,220,000, and $3,150,000, respectively. No distributions have been made to the general partners to date.

                           CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


8.   Income Taxes:
     ------------

     The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                              1999                 1998                 1997
                                                                       ----------------     ----------------     ----------------
Net income for financial reporting purposes                                  $3,510,474           $3,020,881           $2,899,882

Depreciation for tax reporting purposes in excess of depreciation
 for financial reporting purposes                                               (61,184)             (65,666)             (92,303)

Allowance for loss on land and building                                              --                   --              263,186

Direct financing leases recorded as operating leases for tax
 reporting purposes                                                              64,696               63,868               67,392

Gain and loss on sale of land and buildings for financial
 reporting purposes in excess of gain and loss on sale for tax
 reporting purposes                                                            (459,787)            (543,697)            (335,658)

Equity in earning of unconsolidated  joint ventures for financial reporting purposes in excess of equity in earnings of
 unconsolidated joint ventures for tax reporting purposes                       (70,289)             (14,400)            (147,256)

Allowance for doubtful accounts                                                 (83,316)             (39,597)             369,935

Accrued rental income                                                           (95,735)              51,142              (81,244)

Rents paid in advance                                                           (10,241)             (30,922)              26,458

Capitalization of transaction costs for tax reporting purposes                  174,233               20,211                   --

Minority interest in timing differences of consolidated joint
 venture                                                                         15,618               14,513              (30,778)
                                                                       ----------------     ----------------     ----------------
Net income for federal income tax purposes                                   $2,984,469           $2,476,333           $2,939,614
                                                                       ================     ================     ================

                           CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


9.   Related Party Transactions:
     --------------------------

     One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Holdings, Inc. The other individual general partner, Robert A. Bourne, serves as President and Treasurer of CNL Financial Group, Inc., a wholly owned subsidiary of CNL Holdings, Inc., CNL Fund Advisors, Inc. (the "Advisor") was a majority owned subsidiary of CNL Financial Group, Inc. until it merged with CNL American Properties Fund, Inc. ("APF"), effective September 1, 1999. The individual general partners are stockholders and directors of APF.

     The Advisor provides certain services relating to management of the Partnership and its properties pursuant to a management agreement with the Partnership. In connection therewith, the Partnership agreed to pay the Advisor a management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures and the property held as tenants-in-common with an affiliate, but not in excess of competitive fees for comparable services. These fees are payable only after the limited partners receive their 10% Preferred Return. Due to the fact that these fees are noncumulative, if the limited partners have not received their 10% Preferred Return in any particular year, no management fees will be due or payable for such year. As a result of such threshold, no management fees were incurred during the years ended December 31, 1999, 1998, and 1997.

     The Advisor is also entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Advisor provides a substantial amount of services in connection with the sale. However, if the sales proceeds are reinvested in a placement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to the receipt by the limited partners of their aggregate 10% Preferred Return, plus their adjusted capital contributions. No deferred, subordinated real estate disposition fees have been incurred since inception.

                           CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997

9.   Related Party Transactions - Continued:
     --------------------------------------

     During the years ended December 31, 1999, 1998, and 1997, the Advisor and its affiliates provided accounting and administrative services to the Partnership on a day-to-day basis including services relating to the proposed and terminated merger as described in Note 11. The Partnership incurred $118,067, $107,969, and $87,877 for the years ended December 31, 1999, 1998, and 1997, respectively, for such services.

     The due to related parties at December 31, 1999 and 1998, totaled $65,220 and $19,403, respectively.

10.  Concentration of Credit Risk:
     ----------------------------

     The following schedule presents total rental and earned income from individual lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for each of the years ended December 31:

                                                     1999              1998               1997
                                               --------------    ---------------    --------------
       Golden Corral Corporation                     $761,226           $758,646          $751,866
       IHOP Corp.                                     574,011            454,889               N/A
       Restaurant Management of S.C. Inc.             404,659            438,257           478,750
       Mid-America Corporation                            N/A            439,519           439,519

     In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for each of the years ended December 31:

                                                            1999              1998               1997
                                                      --------------    ---------------    ---------------
       Golden Corral Family Steakhouse Restaurants          $761,226           $758,646           $751,866
       IHOP Corp.                                            574,011            454,889                N/A
       Burger King                                               N/A            453,634            496,487
       Denny's                                                   N/A                N/A            317,041

                           CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


10.  Concentration of Credit Risk - Continued:
     ----------------------------------------

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

11.  Termination of Merger:
     ---------------------

     On March 11, 1999, the partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). Under the Agreement and Plan of Merger, APF was to issue shares of its common stock as consideration for the Merger. On March 1, 2000, the general partners and APF announced that they had mutually agreed to terminate the Agreement and Plan of Merger. The agreement to terminate the Agreement and Plan of Merger was based, in large part, on the general partners' concern that, in light of market conditions relating to publicly traded real estate investment trusts, the value of the transaction had diminished. As a result of such diminishment, the general partners' ability to unequivocally recommend voting for the transaction, in the exercise of their fiduciary duties, had become questionable.

12.  Subsequent Event:
     ----------------

     In January 2000, the Partnership contributed approximately $1,108,400, the majority of the net sales proceeds received from the sale of a property in Sevierville, Tennessee, to acquire a 74 percent interest in a Baker's Square property in Niles, Illinois, with CNL Income Fund XIV, Ltd., a Florida limited partnership, an affiliate of the general partners as tenants-in-common. BB Corp., an affiliate of the general partners, had purchased and temporarily held title to this property in order to facilitate the acquisition of the property by the Partnership. The purchase price paid by the Partnership represents the costs incurred by BB Corp. to acquire and carry the property, including closing costs.
     The Partnership will account for its investment in this Property using the equity method since the Partnership will share control with an affiliate.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                   PART III


Item 10. Directors and Executive Officers of the Registrant

     The General Partners of the Registrant are James M. Seneff, Jr., Robert A. Bourne and CNL Realty Corporation, a Florida corporation. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The Partnership has available to it the services, personnel and experience of CNL Fund Advisors, Inc., CNL Financial Group, Inc. and their affiliates, all of which are affiliates of the General Partners.

     James M. Seneff, Jr., age 53, Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or co-venturer in over 100 real estate ventures. These ventures have involved the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Seneff is a principal stockholder of CNL Holdings, Inc., the parent company of CNL Financial Group, Inc. (formerly CNL Group, Inc.), a diversified real estate company, and has served as a director, Chairman of the Board and Chief Executive Officer of CNL Financial Group, Inc. since its formation in 1980. Mr. Seneff has served as a director and Chairman of the Board since inception in 1994, and served as Chief Executive Officer from 1994 through August 1999, of CNL American Properties Fund, Inc., a public, unlisted real estate investment trust. He also served as a director, Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc., the advisor to CNL American Properties Fund, Inc. until it merged with the company in September 1999. In addition, he serves as a director, Chairman of the Board and Chief Executive Officer of CNL Health Care Properties, Inc., as well as CNL Health Care Corp., the advisor to the company. He also serves as director, Chairman of the Board and Chief Executive Officer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as well as CNL Hospitality Corp., its advisor. Since 1992, Mr. Seneff has served as Chairman of the Board and Chief Executive Officer of Commercial Net Lease Realty, Inc., a public real estate investment trust that is listed on the New York Stock Exchange. Mr. Seneff has also served as a director, Chairman of the Board and Chief Executive Officer of the following affiliated companies since formation: CNL Securities Corp., since 1979; CNL Investment Company, since 1990; and CNL Institutional Advisors, a registered investment advisor for pension plans, since 1990. Mr. Seneff formerly served as a director of First Union National Bank of Florida, N.A., and currently serves as the Chairman of the Board of CNLBank. Mr. Seneff served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration is Florida's principal investment advisory and money management agency and oversees the investment of more than $60 billion of retirement funds. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

     Robert A. Bourne, age 52, Since joining CNL Securities Corp. in 1979, Mr. Bourne has participated as a general partner or co-venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Bourne is the President and Treasurer of CNL Financial Group, Inc. (formerly CNL Group, Inc.). Mr. Bourne has served as a director since inception in 1994, President from 1994 through February 1999, Treasurer from February 1999 through August 1999, and Vice Chairman of the Board since February 1999 of CNL American Properties Fund, Inc., a public, unlisted real estate investment trust. He also served in the following positions for CNL Fund Advisors, Inc., the advisor to CNL American Properties Fund, Inc. prior to its merger with CNL American Properties Fund, Inc.: director from 1994 through August 1999, Treasurer from July 1998 through August 1999, President from 1994 through September 1997, and Vice Chairman of the Board from September 1997 through August 1999. Mr. Bourne is a director and President of CNL Health Care Properties, Inc., as well as a director and President of CNL Health Care Corp., the advisor to the company. He is also a director, Vice Chairman of the Board and President of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as well as CNL Hospitality Corp., its advisor. Mr. Bourne also serves as a director of CNLBank. He has served as a director since 1992, Vice Chairman of the Board since February 1996,

Secretary and Treasurer from February 1996 through 1997, and President from July 1992 through February 1996, of Commercial Net Lease Realty Inc., a public real estate investment trust listed on the New York Stock Exchange. Mr. Bourne holds the following positions for these affiliates of CNL Financial Group, Inc.: director, President and Treasurer of CNL Investment Company; director, President, Treasurer, and Registered Principal of CNL Securities Corp., a subsidiary of CNL Investment Company and director, President, Treasurer, and Chief Investment Officer of CNL Institutional Advisors, Inc., a registered investment advisor for pension plans. Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants, from 1971 through 1978, where he attained the position of tax manager in 1975. Mr. Bourne graduated from Florida State University in 1970 where he received a B.A. in Accounting, with honors.

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

     CNL Fund Advisors, Inc. provides certain management services in connection with the Partnership and its Properties. CNL Fund Advisors, Inc. is a corporation organized in 1994 under the laws of the State of Florida, and its principal office is located at 450 South Orange Avenue, Orlando, Florida 32801. CNL Fund Advisors, Inc. was a majority owned subsidiary of CNL Financial Group, Inc., until its merger effective September 1, 1999. On September 1, 1999, CNL American Properties Fund, Inc. acquired CNL Fund Advisors, Inc. and was organized to perform property acquisition, property management and other services.

     CNL Financial Group, Inc., which was the parent company of CNL Fund Advisors, Inc. through August 1999, was organized in 1980 under the laws of the State of Florida. CNL Financial Group, Inc. is a diversified real estate company which provides a wide range of real estate, development and financial services to companies in the United States through the activities of its subsidiaries. These activities are primarily focused on the franchised restaurant and hospitality industries. James M. Seneff, Jr., an individual General Partner of the Partnership, is the Chairman of the Board, Chief Executive Officer, and a director of CNL Financial Group, Inc. Mr. Seneff and his wife own all of the outstanding shares of CNL Holdings, Inc., the Parent company of CNL Financial Group, Inc.

     The following persons serve as operating officers of CNL Financial Group, Inc. or its affiliates or subsidiaries in the discretion of the Boards of Directors of those companies, but, except as specifically indicated, do not serve as members of the Boards of Directors of those entities. The Boards of Directors have the responsibility for creating and implementing the policies of CNL Financial Group, Inc. and its affiliated companies.

     Curtis B. McWilliams, age 44, joined CNL Financial Group, Inc. in April 1997 and served as an Executive Vice President through August 1999. He serves as Chief Executive Officer of CNL American Properties Fund, Inc. and CNL Fund Advisors, Inc. In addition, Mr. McWilliams served as President of CNL Fund Advisors, Inc. and as President of the Restaurant and Financial Services Groups within CNL Financial Group, Inc. through August 1999. Mr. McWilliams served as President of CNL American Properties Fund, Inc. from February 1999 through August 1999 and previously served as Executive Vice President from February 1998 through February 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co., most recently as Chairman of Merrill Lynch's Private Advisory Services until March 1997. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Masters of Business Administration with a concentration in finance from the University of Chicago in 1983.

     John T. Walker, age 41, serves as President and Chief Operating Officer of CNL American Properties Fund, Inc. and CNL Fund Advisors, Inc. He served as Executive Vice President of CNL American Properties Fund, Inc. from January 1996 through August 1999, as Chief Operating Officer since March 1995 through August 1999, and previously served as Senior Vice President from December 1994 through August 1999. In addition, Mr. Walker has served as Executive Vice President of CNL Fund Advisors, Inc. since January 1996 through August 1999, Chief Operating Officer from April 1995 through August 1999, and previously served as Senior Vice President from November 1994 through January 1996. In addition, Mr. Walker previously served as Executive Vice President of CNL Hospitality Properties, Inc. and CNL Hospitality Advisors, Inc. As of September 1, 1999, Mr. Walker serves as President for CNL American Properties Fund, Inc. From May 1992 to May 1994, Mr. Walker, a certified public accountant, was Executive Vice President for Finance and Administration and Chief Financial Officer of Z Music, Inc., a cable television network (subsequently acquired by Gaylord Entertainment), where he was responsible for overall financial and administrative management and planning. From January 1990 through April 1992, Mr. Walker was Chief Financial Officer of the First Baptist Church in Orlando, Florida. From April 1984 through December 1989, he was a partner in the accounting firm of Chastang, Ferrell & Walker, P.A., where he was the partner in charge of audit and consulting services, and from 1981 to 1984, Mr. Walker was a Senior Consultant/Audit Senior at Price Waterhouse. Mr. Walker is a Cum Laude graduate of Wake Forest University with a B.S. in Accountancy and is a certified public accountant.

     Lynn E. Rose, age 51, Ms. Rose served as Secretary of CNL American Properties Fund, Inc., a public, unlisted real estate investment trust, from 1994 through August 1999, and served as Treasurer from 1994 through February 1999. She also served as Treasurer of CNL Fund Advisors, Inc., from 1994 through July 1998, and served as Secretary and a director from 1994 through August 1999, at which point it merged with CNL American Properties Fund, Inc.
In addition, she is Secretary and Treasurer of CNL Health Care Properties, Inc., and serves as Secretary of its subsidiaries. In addition, she serves as Secretary, Treasurer and a director of CNL Health Care Corp., the advisor. to the company. Ms. Rose also serves as Secretary and Treasurer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as Secretary, Treasurer and a director of CNL Hospitality Corp., its Advisor, and as Secretary of the subsidiaries of the company. Ms. Rose served as Secretary and Treasurer of Commercial Net Lease Realty, Inc., a public real estate investment trust listed on the New York Stock Exchange, from 1992 to February 1996, and as Secretary and a director of CNL Realty Advisors, Inc., its advisor, from its inception in 1991 through 1997. She also served as Treasurer of CNL Realty Advisors, Inc. from 1991 through February 1996. Ms. Rose, a certified public accountant, has served as Secretary of CNL Financial Group, Inc. (formerly CNL Group, Inc.) since 1987, served as Controller from 1987 to 1993 and has served as Chief Financial Officer since 1993. She also serves as Secretary of the subsidiaries of CNL Financial Group, Inc. and holds various other offices in the subsidiaries. In addition, she serves as Secretary for approximately 50 additional corporations affiliated with CNL Financial Group, Inc. and its subsidiaries. Ms. Rose oversees the tax and legal compliance for over 375 corporations, partnerships and joint ventures, and the accounting and financial reporting for over 200 entities. Prior to joining CNL, Ms. Rose was a partner with Robert A. Bourne in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Ms. Rose holds a B.A. in Sociology from the University of Central Florida. She was licensed as a certified public accountant in 1979.

     Jeanne A. Wall, age 41, Ms. Wall served as Executive Vice President of CNL American Properties Fund, Inc., a public, unlisted real estate investment trust, from 1994 through August 1999, and as Executive Vice President of CNL Fund Advisors, Inc., its advisor, from 1994 through August 1999, at which point it merged with CNL American Properties Fund, Inc. Ms. Wall also serves as Executive Vice President of CNL Health Care Properties, Inc. and CNL Health Care Corp., the Advisor to the Company. Ms. Wall also serves as Executive Vice President of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, and serves as Executive Vice President and a director of CNL Hospitality Corp., its advisor. She also serves as a director for CNLBank. Ms. Wall serves as Executive Vice President of CNL Financial Group, Inc. (formerly CNL Group, Inc.). Ms. Wall has served as Chief Operating Officer of CNL Investment Company and of CNL Securities Corp. since 1994 and has served as Executive Vice President of CNL Investment Company since January 1991. In 1984, Ms. Wall joined CNL Securities Corp. and in 1985, became Vice President. In 1987, she became a Senior Vice President and in July 1997, became Executive Vice President of CNL Securities Corp. In this capacity, Ms. Wall serves as national marketing and sales director and oversees the national marketing plan for the CNL investment programs. In addition, Ms. Wall oversees product development, communications and investor services for programs offered through participating brokers. Ms. Wall also served as Senior Vice President of CNL Institutional Advisors Inc., a registered investment advisor, from 1990 to 1993. Ms. Wall served as Vice President of Commercial Net Lease Realty, Inc., a public real estate investment trust listed on the New York Stock Exchange, from 1992 through 1997, and served as Vice President of CNL Realty Advisors, Inc. from its inception in 1991 through 1997. Ms. Wall currently serves as a trustee on the Board of the Investment Program Association, is a member of the Corporate Advisory Council for the International Association for Financial Planning and is a member of IWF, International Women's Forum. In addition, she previously served on the Direct Participation Program committee for the National Association of Securities Dealers, Inc. Ms. Wall holds a B.A. in Business Administration from Linfield College and is a registered principal of CNL Securities Corp.

     Steven D. Shackelford, age 36, a certified public accountant, serves as Senior Vice President, Chief Financial Officer, and Secretary of CNL American Properties Fund, Inc. and CNL Fund Advisors, Inc. He served as Chief Financial Officer of CNL American Properties Fund, Inc. from January 1997 and as Chief Financial Officer of CNL Fund Advisors, Inc. since September 1996 through August 1999. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he served as a manager in the Price Waterhouse, Paris, France office serving several multinational clients. Mr. Shackelford was an audit staff and audit senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a B.A. in Accounting, with honors, and a Masters of Business Administration from Florida State University.

Item 11.  Executive Compensation

     Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     As of March 15, 2000, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

     The following table sets forth, as of March 15, 2000, the beneficial ownership interests of the General Partners in the Registrant.

             Title of Class                   Name of Partner          Percent of Class
             --------------                   ---------------          ----------------
       General Partnership Interests     James M. Seneff, Jr.               45%
                                         Robert A. Bourne                   45%
                                         CNL Realty Corporation             10%
                                                                         --------
                                                                           100%
                                                                         ========

     Neither the General Partners, nor any of their affiliates, owns any interest in the Registrant, except as noted above.

Item 13.  Certain Relationships and Related Transactions

     The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 1999, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

    Type of Compensation                                                                      For the Year
      and Recipient                           Method of Computation                       Ended December 31, 1999
--------------------------------       -------------------------------------         ---------------------------------
Reimbursement to affiliates for        Operating expenses are reimbursed at          Operating expenses incurred on
operating expenses                     the lower of cost or 90 percent of            behalf of the Partnership:
                                       the prevailing rate at which                  $157,964
                                       comparable services could have been
                                       obtained in the same geographic area.         Accounting and administrative
                                       Affiliates of the General Partners            services: $118,067
                                       from time to time incur certain
                                       operating expenses on behalf of the
                                       Partnership for which the Partnership
                                       reimburses the affiliates without
                                       interest.

Annual, subordinated                   One percent of the sum of gross               $-0-
management fee to affiliates           operating revenues from Properties
                                       wholly owned by the Partnership plus
                                       the Partnership's allocable share of
                                       gross revenues of joint ventures in
                                       which the Partnership is  a
                                       co-venturer and the Property owned
                                       with an affiliate as
                                       tenants-in-common, subordinated to
                                       certain minimum returns to the
                                       Limited Partners.  The management fee
                                       will not exceed competitive fees for
                                       comparable services.  Due to the fact
                                       that these fees are noncumulative, if
                                       the Limited Partners have not
                                       received their 10% Preferred Return
                                       in any particular year, no management
                                       fees will be due or payable for such
                                       year.


     Type of Compensation                                                                     For the Year
         and Recipient                         Method of Computation                     Ended December 31, 1999
-------------------------------        --------------------------------------        ---------------------------------
Deferred, subordinated real            A deferred, subordinated real estate          $-0-
estate disposition fee                 disposition fee, payable upon sale of
payable to affiliates                  one or more Properties, in an amount
                                       equal to the lesser of (i) one-half
                                       of a competitive real estate
                                       commission, or (ii) three percent of
                                       the sales price of such Property or
                                       Properties.  Payment of such fee
                                       shall be made only if affiliates of
                                       the General Partners provide a
                                       substantial amount of services in
                                       connection with the sale of a
                                       Property or Properties and shall be
                                       subordinated to certain minimum
                                       returns to the Limited Partners.
                                       However, if the net sales proceeds
                                       are reinvested in a replacement
                                       Property, no such real estate
                                       disposition fee will be incurred
                                       until such replacement Property is
                                       sold and the net sales proceeds are
                                       distributed.

General Partners' deferred,            A deferred, subordinated share equal          $-0-
subordinated share of                  to one percent of Partnership
Partnership net cash flow              distributions of net cash flow,
                                       subordinated to certain minimum
                                       returns to the Limited Partners.

General Partners' deferred,            A deferred, subordinated share equal          $-0-
subordinated share of                  to five percent of Partnership
Partnership net sales                  distributions of such net sales
proceeds from a sale or sales          proceeds, subordinated to certain
not in liquidation of the              minimum returns to the Limited
Partnership                            Partners.

     Type of Compensation                                                                     For the Year
         And Recipient                         Method of Computation                     Ended December 31, 1999
-------------------------------      ----------------------------------------      ---------------------------------
General Partners' share of             Distributions of net sales proceeds          $-0-
 Partnership net sales                 from a sale or sales of substantially
 proceeds from a sale or sales         all of the Partnership's assets will
 in liquidation of the                 be distributed in the following order
 Partnership                           or priority:  (i) first, to pay all
                                       debts and liabilities of the
                                       Partnership and to establish
                                       reserves; (ii) second, to Partners
                                       with positive capital account
                                       balances, determined after the
                                       allocation of net income, net loss,
                                       gain and loss, in proportion to such
                                       balances, up to amounts sufficient to
                                       reduce such balances to zero; and
                                       (iii) thereafter, 95% to the Limited
                                       Partners and 5% to the General
                                       Partners.

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  The following documents are filed as part of this report.

     1.  Financial Statements

             Report of Independent Certified Public Accountants

             Balance Sheets at December 31, 1999 and 1998

             Statements of Income for the years ended December 31, 1999, 1998, and 1997

             Statements of Partners' Capital for the years ended December 31, 1999, 1998, and 1997

             Statements of Cash Flows for the years ended December 31, 1999, 1998, and 1997

             Notes to Financial Statements

     2.  Financial Statement Schedule

             Schedule II -Valuation and Qualifying Accounts for the years ended December 31, 1999, 1998 and 1997

             Schedule III - Real Estate and Accumulated Depreciation at December 31, 1999

             Notes to Schedule III - Real Estate and Accumulated Depreciation at December 31, 1999

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

          27      Financial Data Schedule (Filed herewith.)

     (b) The Registrant filed no reports on Form 8-K during the period October 1, 1999 through December 31, 1999.

                                  SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd, day of March, 2000.

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

             Signature                                 Title                                   Date
             ---------                                 -----                                   ----
/s/ Robert A. Bourne                     President, Treasurer and Director               March 23, 2000
------------------------------------
Robert A. Bourne                        (Principal Financial and Accounting
                                                     Officer)


/s/ James M. Seneff, Jr.               Chief Executive Officer and Director              March 23, 2000
------------------------------------
James M. Seneff, Jr.                        (Principal Executive Officer)

                           CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                -----------------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


                                          Additions                                Deductions
                           ------------------------------------------- -------------------------------
                                                                                           Collected
                                                                                           or Deter-
                            Balance at    Charged to   Charged to            Deemed        mined to          Balance
                            Beginning     Costs and       Other            Uncollec-        be Col-          at End
Year      Description        of Year       Expenses     Accounts             tible          lectible         of Year
----    ---------------    ------------  ------------  ----------       -------------     ------------     ----------
1997     Allowance for
           doubtful
           accounts (a)    $    125,589  $         --  $  285,570 (b)   $       1,914 (c) $     18,590     $  390,655
                           ============  ============  ==========       =============     ============     ==========

1998     Allowance for
           doubtful
           accounts (a)    $    390,655   $        --  $   46,023 (b)   $      12,264 (c) $     61,657     $  362,757
                           ============   ===========  ==========       =============     ============     ==========

1999     Allowance for
           doubtful
           accounts (a)    $    362,757   $        --  $   29,049 (b)   $          --     $    103,591     $  288,215
                           ============   ===========  ==========       =============     ============     ==========



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

                           CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
            -------------------------------------------------------

                               December 31, 1999

                                                                              Costs Capitalized          Gross Amount at Which
                                                                                Subsequent to             Carried at Close of
                                                    Initial Cost                 Acquisition                  Period (c)
                                             ---------------------------  ---------------------------  --------------------------
                                                            Buildings                                                 Buildings
                                    Encum-                     and         Improve-      Carrying                        and
                                    brances     Land       Improvements     ments         Costs           Land      Improvements
                                   --------- ------------  ------------   ----------- ---------------  ------------  ------------
Properties the Partnership
  has Invested in Under
  Operating Leases:

     Bertucci's:
       Marietta, Georgia               -        $399,885       $712,762            -               -      $399,885      $712,762

     Church's Fried Chicken
       Restaurant:
          Orlando,Florida              -         177,440        270,985            -               -       177,440       270,985

     Golden Corral Family
       Steakhouse Restaurants:
          Albuquerque, New Mexico      -         717,708      1,018,823            -               -       717,708     1,018,823
           Amarillo, Texas             -         773,627        908,171            -               -       773,627       908,171
           Lawton, Oklahoma            -         559,095        838,642            -               -       559,095       838,642
           El Paso, Texas              -         670,916              -      837,317               -       670,916       837,317

     Hardee's Restaurants:
       Greensburg, Indiana             -         222,559              -      640,529               -       222,559       640,529
       Springfield, Tennessee          -         203,159        413,221            -               -       203,159       413,221

     IHOP:
       Elgin, Illinois                 -         426,831              -            -               -       426,831           (f)
       Manassas, Virginia              -         366,992        759,788            -               -       366,992       759,788

     Jack in the Box Restaurant:
       San Antonio, Texas              -         272,300              -            -               -       272,300           (f)

     KFC Restaurants:
       Caro, Michigan                  -         150,804              -      373,558               -       150,804       373,558
       Gainesville, Florida            -         321,789        287,429            -               -       321,789       287,429

     Popeyes Famous Fried
       Chicken Restaurants:
          Jacksonville, Florida        -         121,901        190,505      123,663               -       121,901       314,168
          Jacksonville, Florida        -         141,356        185,933      132,144               -       141,356       318,077
          Gainesville, Florida         -          83,542        208,564      192,227               -        83,542       400,791
          Jacksonville, Florida        -          93,914        158,543      163,399               -        93,914       321,942
          Tallahassee, Florida         -         116,019        233,858      177,915               -       116,019       411,773

     Shoney's Restaurants:
       Nashville, Tennessee            -         320,540        531,507            -               -       320,540       531,507

                                                                                         Life on Which
                                                                                        Depreciation in
                                      ----------                    Date                 Latest Income
                                                    Accumulated    of con-     Date       Statement is
                                         Total      Depreciation  struction  Acquired       Computed
                                      ------------  ------------ ----------  ---------- ---------------
Properties the Partnership
  has Invested in Under
  Operating Leases:

     Bertucci's:
       Marietta, Georgia               $1,112,647       $67,670     1993       02/97          (b)

     Church's Fried Chicken
       Restaurant:
          Orlando, Florida                448,425        87,408     1985       04/90          (b)

     Golden Corral Family
       Steakhouse Restaurants
          Albuquerque, New Mexico       1,736,531       340,172     1989       12/89          (b)
           Amarillo, Texas              1,681,798       303,221     1989       12/89          (b)
           Lawton, Oklahoma             1,397,737       280,007     1989       12/89          (b)
           El Paso, Texas               1,508,233       262,895     1990       04/90          (b)

     Hardee's Restaurants:
       Greensburg, Indiana                863,088       186,630     1989       07/89          (b)
       Springfield, Tennessee             616,380       125,550     1990       11/90          (b)

     IHOP:
       Elgin, Illinois                    426,831           (d)     1997       12/97          (d)
       Manassas, Virginia               1,126,780        50,789     1986       12/97          (b)

     Jack in the Box Restaurant:
       San Antonio, Texas                 272,300           (d)     1990       08/90          (d)

     KFC Restaurants:
       Caro, Michigan                     524,362       121,407     1990       03/90          (b)
       Gainesville, Florida               609,218        87,830     1985       11/90          (b)

     Popeyes Famous Fried
       Chicken Restaurants:
          Jacksonville, Florida           436,069        99,803     1985       04/90          (b)
          Jacksonville, Florida           459,433       101,191     1985       04/90          (b)
          Gainesville, Florida            484,333       124,835     1990       04/90          (b)
          Jacksonville, Florida           415,856       100,526     1985       04/90          (b)
          Tallahassee, Florida            527,792       128,947     1985       04/90          (b)

     Shoney's Restaurants:
       Nashville, Tennessee               852,047       182,339     1988       09/89          (b)

                           CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)

      SCHEDULE III- REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
      ------------------------------------------------------------------

                                                                        Costs Capitalized       Gross Amount at Which
                                                                          Subsequent to       Carried at Close of Period
                                                Initial Cost               Acquisition                  (c)
                                         -------------------------  -----------------------  -------------------------------------
                                                      Buildings                                            Buildings
                               Encum-                    and         Improve-      Carrying                   and
                               brances     Land      Improvements     ments         Costs        Land     Improvements     Total
                              ---------- ----------  ------------   ----------   ----------  ----------  ------------- -----------
     Taco Bell Restaurants:
       Detroit, Michigan          -         171,240             -      385,709            -     171,240      385,709       556,949

     Waffle House
     Restaurants:
       Clearwater Florida         -         130,499       268,580            -            -     130,499      268,580       399,079
       Roanoke, Virginia          -         119,533       236,219            -            -     119,533      236,219       355,752
       Atlantic Beach, Florida    -         141,627       263,021            -            -     141,627      263,021       404,648

     Other:
       Hermitage, Tennessee       -         391,157             -      720,026            -     391,157      720,026     1,111,183
                                         ----------  ------------   ----------  -----------  ----------  -----------   -----------

                                         $7,094,433    $7,486,551   $3,746,487            -  $7,094,433  $11,233,038   $18,327,471
                                         ==========  ============   ==========  ===========  ==========  ===========   ===========

Property of Joint Venture
   in Which the Partnership
   has a 36% Interest and has
   Invested in Under an
   Operating Lease:

     Darryl's Restaurant:
       Greensboro, North
       Carolina                   -      $  261,013             -            -            -  $  261,013          (f)   $   261,013
                                         ==========  ============   ==========  ===========  ==========                ===========

Property of Joint Venture
   in Which the Partnership
   has a 3.9% Interest and
   has Invested in Under an
   Operating Lease:

     KFC Restaurant:
       Auburn,
       Massachusetts              -      $  484,362             -            -            -  $  484,362          (f)   $   484,362
                                         ==========  ============   ==========  ===========  ==========                ===========

Property of Joint Venture
   in Which the Partnership
   has a 14.46% Interest
   and has Invested in Under an
   Operating Lease:

     Burger King
     Restaurant:
       Asheville, North
       Carolina                   -      $  438,695    $  450,432            -            -  $  438,695  $   450,432   $   889,127
                                         ==========  ============   ==========  ===========  ==========  ===========   ===========

Property in Which the
   Partnership has a 18%
   Interest as
   Tenants-in-Common and
   has Invested in Under an
   Operating Lease:

     Golden Corral Family
       Steakhouse Restaurant:
           Clinton, North
            Carolina              -      $  138,382    $  676,588            -            -  $  138,382  $   676,588   $   814,970
                                         ==========  ============   ==========  ===========  ==========  ===========   ===========

                                                                                   Life on Which
                                                                                  Depreciation in
                                                        Date                       Latest Income
                                   Accumulated         of Con-          Date        Statement is
                                  Depreciation        struction       Acquired        Computed
                                 -------------       ----------      ----------   ---------------
     Taco Bell Restaurants:
       Detroit, Michigan               127,689          1990           01/89           (b)

     Waffle House
     Restaurants:
       Clearwater Florida               89,257          1988           01/90           (b)
       Roanoke, Virginia                78,502          1987           01/90           (b)
       Atlantic Beach, Florida          87,121          1986           01/90           (b)

     Other:
       Hermitage, Tennessee            223,877          1990           02/90           (b)
                                 -------------

                                 $   3,257,666
                                 =============

Property of Joint Venture
   in Which the Partnership
   has a 36% Interest and has
   Invested in Under an
   Operating Lease:

     Darryl's Restaurant:
       Greensboro, North
       Carolina                            (d)          1974           06/97           (d)

Property of Joint Venture
   in Which the Partnership
   has a 3.9% Interest and
   has Invested in Under an
   Operating Lease:

     KFC Restaurant:
       Auburn,
       Massachusetts                       (d)          1989           01/90           (d)

Property of Joint Venture
   in Which the Partnership
   has a 14.46% Interest
   and has Invested in Under an
   Operating Lease:

     Burger King
     Restaurant:
       Asheville, North
       Carolina                  $     131,962          1986           03/91           (b)
                                 =============

Property in Which the
   Partnership has a 18%
   Interest as
   Tenants-in-Common and
   has Invested in Under an
   Operating Lease:

     Golden Corral Family
       Steakhouse Restaurant:
           Clinton, North
            Carolina             $   88,827             1996           01/96           (b)
                                 ============

                           CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)

                                SCHEDULE III -

             REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                               December 31, 1999

                                                                        Costs Capitalized           Gross Amount at Which
                                                                          Subsequent to              Carried at Close of
                                                Initial Cost               Acquisition                    Period (c)
                                          ----------  -------------  -----------------------  ------------------------------------
                                                        Buildings                                        Buildings
                               Encum-                     and         Improve-    Carrying                  and
                               brances      Land       Improvements     ments       Costs       Land    Improvements      Total
                              ----------  ---------   -------------  ---------- ------------  --------- ------------    ----------
Property in Which the
  Partnership has a
  23.04% Interest
  as Tenants-in-Common and
  has Invested in Under an
  Operating Lease:

     Chevy's Fresh Mex
     Restaurant:
       Vancouver,
       Washington                 -        $875,659      $1,389,366           -            -   $875,659   $1,389,366    $2,265,025
                                          =========   =============  ========== ============  ========= ============    ==========

Property in Which
  Partnership
  has a 46.20% Interest as
  Tenants-in-Common has
  Invested in Under an
  Operating Lease:

     IHOP Restaurant:
       Memphis, Tennessee         -        $678,890      $  825,076           -            -   $678,890   $  825,076    $1,503,966
                                          =========   =============  ========== ============  ========= ============    ==========

Property of Joint Venture
   in Which the Partnership
   has a 50% Interest and
   has Invested in Under
   an Operating Lease:

     5 & Diner Restaurant:
       Melbourne,
       Florida(h)                 -        $438,972               -           -            -   $438,972             (f) $  438,972
                                          =========   =============  ========== ============  =========                 ==========

Property in Which the
Partnership
   has a 85% Interest as
   Tenants-in-Common and
   has Invested in Under
   an
   Operating Lease:

     Bennigan's Restaurant:
       Fort Myers, Florida        -        $638,026               -           -            -   $638,026             (f) $  638,026
                                          =========   =============  ========== ============  =========                 ==========

Property of Joint Venture
   in Which the Partnership
   has a 64.29% Interest
   and has Invested in
   Under an
   Operating Lease:

     IHOP Restaurant:
       Warren, Michigan           -        $507,965      $  889,080           -            -   $507,965   $  889,080    $1,397,045
                                          =========   =============  ========== ============  ========= ============    ==========

                                                                          Life on Which
                                                                         Depreciation in
                                                   Date                   Latest Income
                                 Accumulated      of Con-      Date        Statement is
                                Depreciation    struction    Acquired        Computed
                                ------------    ----------  ----------  -----------------
Property in Which the
  Partnership has a
  23.04% interest as
  Tenants-in -Common and
  has Invested in Under an
  Operating Lease:

     Chevy's Fresh Mex
     Restaurant:
       Vancouver,                    $92,749       1994        12/97           (b)
       Washington
                                ============

Property in Which
  Partnership
  has a 46.20% Interest as
  Tenants-in-Common has
  Invested in Under an
  Operating Lease:

     IHOP Restaurant:
       Memphis, Tennessee            $54,145          -        01/98           (b)
                                ============

Property of Joint Venture
  in Which the Partnership
  has a 50% Interest and
  has Invested in Under
  an Operating Lease:

     5 & Diner Restaurant:
       Melbourne,                        (e)       1998        04/98           (e)
       Florida(h)

Property in Which the
Partnership
  has a 85% Interest as
  Tenants-in-Common and
  has Invested in Under
  an Operating Lease:

     Bennigan's Restaurant:
       Fort Myers, Florida               (d)          -        06/98           (d)

Property of Joint Venture
  in Which the Partnership
  has a 64.29% Interest
  and has Invested in Under
  an Operating Lease:

     IHOP Restaurant:
       Warren, Michigan              $38,405          -         09/98          (b)
                                ==============

                           CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
            -------------------------------------------------------

                               December 31, 1999

                                                                               Costs Capitalized
                                                                                 Subsequent To         Gross Amount at Which
                                                         Initial Cost             Acquisition       Carried at Close of Period (c)
                                                   ------------------------  ---------------------- ------------------------------
                                        Encum-                Buildings and  Improve-    Carrying           Buildings and
                                        brances      Land     Improvements    ments       Costs      Land   Improvements   Total
                                      -----------  ---------  -------------  ---------   ---------  ------- ------------- --------
Property in Which
    the Partnership has a 80% as
    Tenants-in-Common Interest
    and has Invested in Under
    an Operating Lease:

     IHOP Restaurant:
       Boytown, Texas                           -  $ 495,847  $   799,469             -           - $495,847   $799,469  $1,295,316
                                                   =========  ===========    ==========  ========== ========   ========  ==========

Property in Which
    the Partnership has a 77% as
    Tenants-in-Common Interest
    and has Invested in Under
    an Operating Lease:

     IHOP Restaurant:
       Round Rock, Texas                        -  $ 685,578  $   706,459             -           - $685,578   $706,459  $1,392,037
                                                   =========  ===========    ==========  ========== ========   ========  ==========

Property in Which
    the Partnership has a 75% as
    Tenants-in-Common Interest
    and has Invested in Under
    an Operating Lease:

     IHOP Restaurant:
       Dublin, California                       -  $ 670,899  $   879,237             -           - $670,899   $879,237  $1,550,136
                                                   =========  ===========    ==========  ========== ========   ========  ==========

                                                                                                 Life on Which
                                                                                                Depreciation in
                                                                      Date                       Latest Income
                                                   Accumulated        of Con-        Date         Statement is
                                                   Depreciation      struction      Acquired        Computed
                                                 ---------------   -------------  ------------  ----------------
Property in Which
    the Partnership has a 80% as
    Tenants-in-Common Interest
    and has Invested in Under
    an Operating Lease:

     IHOP Restaurant:
       Boytown, Texas                                     $5,318        1998         10/99           (b)
                                                 ===============

Property in Which
    the Partnership has a 77% as
    Tenants-in-Common Interest
    and has Invested in Under
    an Operating Lease:

     IHOP Restaurant:
       Round Rock, Texas                                  $4,247        1998         10/99           (b)
                                                 ===============
Property in Which
    the Partnership has a 75% as
    Tenants-in-Common Interest
    and has Invested in Under
    an Operating Lease:

     IHOP Restaurant:
       Dublin, California                                 $3,968        1998         11/99           (b)
                                                 ===============

      ------------------------------------------------------------------

                               December 31, 1999

                                                                          Costs Capitalized
                                                                            Subsequent to             Gross Amount at Which
                                                 Initial Cost                Acquisition            Carried at Close of Period (c)
                                           ------------------------     ---------------------  ------------------------------------
                               Encum-                 Buildings and     Improve-     Carrying              Buildings and
                               brances       Land     Improvements       ments         Costs       Land    Improvements       Total
                               -------     --------   -------------     --------    ---------  ---------   -------------      -----
Properties the Partnership
  has Invested in Under
  Direct Financing Leases:

   Denny's Restaurant:
     Cheyenne, Wyoming            -        $162,209        $648,839            -            -        (f)             (f)        (f)
     Broken Arrow, Oklahoma       -         164,640         559,972            -            -        (f)             (f)        (f)

   IHOP:
     Elgin, Illinois              -               -       1,057,282            -            -         -              (f)        (f)

   Hardee's Restaurant:
     Waynesburg, Ohio             -         136,242         441,299            -            -        (f)             (f)        (f)

   Jack in the Box
   Restaurant:
     San Antonio, Texas           -               -         420,568            -            -         -              (f)        (f)

   Other:
     Chester, Pennsylvania (g)    -          98,009               -      495,472            -        (f)             (f)        (f)
                                           --------      ----------     --------    ---------

                                  -        $561,100      $3,127,960     $495,472            -
                                           ========      ==========     ========    =========

Property of Joint Venture
  in Which the Partnership
  has a 3.9% Interest and
  has Invested in Under a
  Direct
  Financing Lease:

   KFC Restaurant:
     Auburn, Massachusetts        -               -               -     $434,947            -         -              (f)        (f)
                                           ========      ==========     ========    =========  ========

Property of Joint Venture
  in Which the Partnership
  has a 36% Interest and
  has Invested in Under
  a Direct Financing Lease

   Darryl's Restaurant:
     Greensboro, North Carolina   -               -               -     $521,400            -         -              (f)        (f)
                                           ========      ==========     ========    =========  ========

Property in Which the
 Partnerhsip
  has a 34.74% Interest as
  Tenants-in-Common and
  has Invested in Under
  a Direct Financing Lease:

   IHOP Restaurant:
     Overland Park, Kansas        -        $335,374      $1,273,134            -    $       -  $335,374      $1,273,134         (f)
                                           ========      ==========     ========    =========  ========      ==========

                                                                                  Life on Which
                                                                                 Depreciation in
                                                            Date                  Latest Income

                                         Accumulated       of Con-      Date       Statement is
                                         Depreciation     struction   Acquired       Computed
                                         ------------     ---------   --------   ---------------
Properties the Partnership
  has Invested in Under
  Direct Financing Leases:

   Denny's Restaurant:
     Cheyenne, Wyoming                            (e)         1980      12/89           (e)
     Broken Arrow, Oklahoma                       (e)         1982      08/95           (e)

   IHOP:
     Elgin, Illinois                              (e)         1997      12/97           (e)

   Hardee's Restaurant:
     Waynesburg, Ohio                             (e)         1990      11/90           (e)

   Jack in the Box
   Restaurant:
     San Antonio, Texas                           (d)         1990      08/90           (d)

   Other:
     Chester, Pennsylvania (g)                    (e)         1991      12/89           (e)

Property of Joint Venture
  in Which the Partnership
  has a 3.9% Interest and
  has Invested in Under a
  Direct
  Financing Lease:

   KFC Restaurant:
     Auburn, Massachusetts                        (d)         1989      01/90           (d)

Property of Joint Venture
  in Which the Partnership
  has a 36% Interest and
  has Invested in Under
  a Direct Financing Lease

   Darryl's Restaurant:
     Greensboro, North Carolina                   (d)         1974      06/97           (d)

Property in Which the
 Partnerhsip
  has a 34.74% Interest as
  Tenants-in-Common and
  has Invested in Under
  a Direct Financing Lease:

   IHOP Restaurant:
     Overland Park, Kansas                        (d)           -       01/98           (d)

                           CNL INCOME FUND VI, LTD.
                              (A Florida Limited
                                  Partnership)

      SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION -CONTINUED
      ------------------------------------------------------------------
                               December 31, 1999

                                                                          Costs Capitalized
                                                                            Subsequent to              Gross Amount at Which
                                                     Initial Cost            Acquisition             Carried at Close of Period (c)
                                           ------------------------     ----------------------     ---------------------------------
                               Encum-                 Buildings and      Improve-     Carrying                Buildings and
                               brances       Land     Improvements        ments         Costs       Land      Improvements     Total
                               -------     --------   -------------     ---------     --------     -------    -------------    -----
Property in Which the
 Partnership has a 85%
  Interest as
  Tenants-in-Common
  and has Invested in
  Under a Direct Financing
  Lease:

    Bennigan's Restaurant:
       Fort Myers, Florida           -           -         $831,741             -            -           -             (f)      (f)
                                           =======         ========     =========     ========     =======
Property of Joint Venture
  in Which the Partnership
  has a 50% Interest and
  has Invested in Under a
  Direct Financing Lease:

    5 & Diner Restaurant:
       Melbourne, Florida            -           -           639,141            -            -           -              (f)      (f)
                                           =======         ========     =========     ========     =======

                                                                          Life on Which
                                                                         Depreciation in
                                                    Date                  Latest Income

                                 Accumulated       of Con-      Date       Statement is
                                 Depreciation     struction   Acquired       Computed
                                 ------------     ---------   --------   ---------------
Property in Which the
 Partnership has a 85%
 Interest as
 Tenants-in-Common and
 has Invested in Under
 a Direct Financing Lease:

    Bennigan's Restaurant:
       Fort Myers, Florida                (d)          -        06/98          (d)

Property of Joint Venture
  in Which the Partnership
  has a 50% Interest and
  has Invested in Under a
  Direct Financing Lease:

    5 & Diner Restaurant:
       Melbourne, Florida                 (e)       1998        04/98          (e)

                           CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)

       NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
       ----------------------------------------------------------------

                               December 31, 1999


(a) Transactions in real estate and accumulated depreciation during 1999, 1998, and 1997, are summarized as follows:

                                                                                                          Accumulated
                                                                          Cost                            Depreciation
                                                                --------------------------          -------------------------
Properties the Partnership has invested in Under
Operating leases:

 Balance, December 31 ,1996                                                    $24,347,528                         $3,165,150
 Acquisitions                                                                    2,791,258                                 --
 Dispositions                                                                   (2,748,363)                          (309,754)
 Depreciation expense                                                                   --                            471,938
                                                                --------------------------          -------------------------

 Balance, December 31, 1997                                                     24,390,423                          3,327,334
 Dispositions                                                                   (2,244,493)                          (198,206)
 Depreciation expense                                                                   --                            456,958
                                                                --------------------------          -------------------------

 Balance, December 31, 1998                                                     22,145,930                          3,586,086
 Dispositions                                                                   (3,818,459)                          (738,677)
 Depreciation                                                                           --                            410,257
                                                                --------------------------          -------------------------
 Balance, December 31, 1999                                                    $18,327,471                         $3,257,666
                                                                ==========================          =========================

Property of Joint Venture in Which the Partnership has a 36% Interest and has Invested in Under an Operating Lease:

 Balance, December 31, 1996                                     $                  721,893          $                 168,765
 Acquisitions                                                                      261,013                                 --
 Dispositions                                                                     (721,893)                          (170,478)
 Depreciation expense                                                                   --                              1,713
                                                                --------------------------          -------------------------

 Balance, December 31, 1997                                                        261,013                                 --
 Depreciation expense (d)                                                               --                                 --
                                                                --------------------------          -------------------------

 Balance, December 31, 1998                                                        261,013                                 --
 Depreciation expense (d)                                                               --                                 --
                                                                --------------------------          -------------------------

 Balance, December 31, 1999                                     $                  261,013          $                      --
                                                                ==========================          =========================

                           CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)

              NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
              ---------------------------------------------------
                           DEPRECIATION - CONTINUED
                           ------------------------

                               December 31, 1999

                                                                                                Accumulated
                                                                            Cost                Depreciation
                                                                        ---------------       -----------------
Properties of Joint Venture in Which the Partnership has a
 3.9% Interest and has Invested in Under an Operating Lease:

  Balance, December 31, 1996                                            $       484,362         $            --
  Depreciation expense (d)                                                           --                      --
                                                                        ---------------         ---------------

  Balance, December 31, 1997                                                    484,362                      --
  Depreciation expense (d)                                                           --                      --
                                                                        ---------------         ---------------

  Balance, December 31, 1998                                                    484,362                      --
  Depreciation expense (d)                                                           --                      --
                                                                        ---------------         ---------------

  Balance, December 31, 1999                                            $       484,362         $            --
                                                                        ===============         ===============

Properties of Joint Venture in Which the Partnership has a 14.46% Interest and has Invested in Under an Operating
 Lease:

  Balance, December 31, 1996                                            $       889,127         $        86,919
  Depreciation expense                                                               --                  15,014
                                                                        ---------------         ---------------

  Balance, December 31, 1997                                                    889,127                 101,933
  Depreciation expense                                                               --                  15,015
                                                                        ---------------         ---------------

  Balance, December 31, 1998                                                    889,127                 116,948
  Depreciation expense                                                               --                  15,014
                                                                        ---------------         ---------------

  Balance, December 31, 1999                                            $       889,127         $       131,962
                                                                        ===============         ===============

                            CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)

              NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
              ---------------------------------------------------
                            DEPRECIATION - CONTINUED
                            ------------------------

                               December 31, 1999


                                                                                                      Accumulated
                                                                               Cost                   Depreciation
                                                                        -------------------        -------------------
Properties of Joint Venture in Which the Partnership has
 a 64.29% Interest and has Invested in Under an
 Operating Lease:

  Balance, December 31, 1997                                                            --         $               --
  Acquisitions                                                          $        1,397,045                         --
  Depreciation expense                                                                  --                      8,769
                                                                        ------------------         ------------------

  Balance, December 31, 1998                                                     1,397,045                      8,769
  Depreciation expense                                                                  --                     29,636
                                                                        ------------------         ------------------

  Balance, December 31, 1999                                            $        1,397,045                    $38,405
                                                                        ==================         ==================

Properties in Which the Partnership has an 18% Interest as Tenants-in-Common and has Invested in Under an Operating Lease:

  Balance, December 31, 1996                                                      814,970          $          21,168
  Depreciation expense                                                  $              --                     22,427
                                                                        ------------------         ------------------

  Balance, December 31, 1997                                                      814,970                     43,595
  Depreciation expense                                                                 --                     22,679
                                                                        ------------------         ------------------

  Balance, December 31, 1998                                                      814,970                     66,274
  Depreciation expense                                                                 --                     22,553
                                                                        ------------------         ------------------

  Balance, December 31, 1999                                            $         814,970          $          88,827
                                                                        ==================         ==================

                           CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)

              NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
              ---------------------------------------------------
                           DEPRECIATION - CONTINUED
                           ------------------------

                               December 31, 1999

                                                                                                          Accumulated
                                                                            Cost                          Depreciation
                                                                    -------------------------        -------------------------
Properties in Which the Partnership has a 23.04% Interest
  as Tenants-in-Common and has Invested in Under an
  Operating Lease:
                                                                    $
     Balance, December 31, 1996                                                            --        $                      --
     Acquisition                                                                    2,265,025                               --
     Depreciation expense                                                                  --                              124
                                                                    -------------------------        -------------------------

     Balance, December 31, 1997                                                     2,265,025                              124
     Depreciation expense                                                                  --                           46,313
                                                                    -------------------------        -------------------------

     Balance, December 31, 1998                                                     2,265,025                           46,437
     Depreciation expense                                                                  --                           46,312
                                                                    -------------------------        -------------------------

     Balance, December 31, 1999                                                     2,265,025                           92,749
                                                                    =========================        =========================

Property in Which the Partnership has a 46.20% Interest as Tenants-in-Common and has Invested in Under an Operating
  Lease:

     Balance, December 31, 1997                                     $                      --        $                      --
     Acquisitions                                                                   1,503,966                               --
     Depreciation expense                                                                  --                           26,642
                                                                    -------------------------        -------------------------

     Balance, December 31, 1998                                                     1,503,966                           26,642
     Depreciation expense                                                                  --                           27,503
                                                                    -------------------------        -------------------------

     Balance, December 31, 1999                                     $               1,503,966        $                  54,145
                                                                    =========================        =========================

Property of Joint Venture in Which the Partnership has a 50% Interest and has Invested in Under an Operating Lease:

     Balance, December 31, 1997                                     $                      --        $                      --
     Acquisitions                                                                   1,042,865                               --
     Depreciation expense                                                                  --                              937
                                                                    -------------------------        -------------------------

     Balance, December 31, 1998                                                     1,042,865                              937
     Reclassified to capital lease (h)                                               (603,893)                            (937)
     Depreciation expense                                                                  --                               --
                                                                    -------------------------        -------------------------

     Balance, December 31, 1999                                     $                 438,972        $                      --
                                                                    =========================        =========================

                           CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)

              NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
              ---------------------------------------------------
                           DEPRECIATION - CONTINUED
                           ------------------------

                               December 31, 1999

                                                                                                              Accumulated
                                                                               Cost                           Depreciation
                                                                      -----------------------         ------------------------
Property in Which the Partnership has a 85% Interest as
  Tenants-in-Common and has Invested in Under an Operating
  Lease:

     Balance, December 31, 1997                                        $                   --         $                     --
     Acquisition                                                                      638,026                               --
     Depreciation expense (d)                                                              --                               --
                                                                      -----------------------         ------------------------

     Balance, December 31, 1998                                                       638,026                               --
     Depreciation expense (d)                                                              --                               --
                                                                      -----------------------         ------------------------

     Balance, December 31, 1999                                       $               638,026         $                     --
                                                                      =======================         ========================

Property of Joint Venture in Which the Partnership has a 80% Interest as Tenants-in-Common and has Invested in Under an Operating Lease:

     Balance, December 31, 1998                                       $                    --         $                     --
     Acquisition                                                                    1,295,316                               --
     Depreciation expense                                                                  --                            5,318
                                                                      -----------------------         ------------------------

     Balance, December 31, 1999                                       $             1,295,316         $                  5,318
                                                                      =======================         ========================

Property in Which the Partnership has a 77% Interest as Tenants-in-Common has Invested in Under an Operating
  Lease:

     Balance, December 31, 1998                                       $                    --         $                     --
     Acquisition                                                                    1,392,037                               --
     Depreciation expense                                                                  --                            4,247
                                                                      -----------------------         ------------------------

     Balance, December 31, 1999                                       $             1,392,037         $                  4,247
                                                                      =======================         ========================

Property in Which the Partnership has a 75% Interest as Tenants-in-Common has Invested in Under an Operating Lease:

     Balance, December 31, 1998                                       $                    --         $                     --
     Acquisition                                                                    1,550,136                               --
     Depreciation expense                                                                  --                            3,968
                                                                      -----------------------         ------------------------

     Balance, December 31, 1999                                       $             1,550,136         $                  3,968
                                                                      =======================         ========================

                           CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)

              NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
              ---------------------------------------------------
                           DEPRECIATION - CONTINUED
                           ------------------------

                               December 31, 1999

(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 1998, the aggregate cost of the Properties owned by the Partnership and its consolidated joint venture, and the unconsolidated joint ventures (including the two Properties held as tenants-in-common) for federal income tax purposes was $20,969,927 and $17,260,958, respectively. All of the leases are treated as operating leases for federal income tax purposes.

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

(g) The tenant of this Property, Restaurant Management of S.C., Inc., subleased this Property to a franchisee of a regional restaurant chain. The franchisee vacated the property; however, Restaurant Management of S.C., Inc. continues to be responsible for complying with all of the terms of the lease agreement and is continuing to pay rent on this Property, subject to certain rent concessions, to the Partnership.

(h) Effective September 24, 1999, the lease for this Property was amended resulting in the reclassification of the building portion of the lease as a capital lease.

                                 EXHIBIT INDEX

Exhibit Number
--------------

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

     10.2 Assignment of Management Agreement from CNL Investment Company to CNL Income Fund Advisors, Inc. (Included as Exhibit 10.2 to From 10-K filed with the Securities and Exchange Commission on March 30, 1995, and incorporated herein by reference.)

     10.3 Assignment of Management Agreement from CNL Income Fund Advisors, Inc. to CNL Fund Advisors, Inc. (Included as Exhibit 10.3 to Form 10-K filed with the Securities and Exchange Commission on April 1, 1996, and incorporated herein by reference.)

     27   Financial Data Schedule (Filed herewith.)