Form 10-Q
period 2000-03-31
CNL INCOME FUND VI LTD
filed 2000-05-11
CIK 837986

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                 For the quarterly period ended March 31, 2000
   --------------------------------------------------------------------------

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


                            CNL Income Fund VI, Ltd.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Florida                                          59-2922954
----------------------------------              -----------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)


450 South Orange Avenue
Orlando, Florida                                            32801
----------------------------------              -----------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number
(including area code)                                  (407) 540-2000
                                                -----------------------------


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

                      Condensed Statements of Cash Flows

                      Notes to Condensed Financial Statements

     Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

     Item 3.      Quantitative and Qualitative Disclosures About
                      Market Risk

Part II.

     Other Information

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                              March 31,              December 31,
                                                                                 2000                    1999
                                                                          -------------------     -------------------
                              ASSETS

Land and buildings on operating leases, less
    accumulated depreciation of $3,351,884 and
    $3,257,666, respectively                                                    $ 14,975,587            $ 15,069,805
Net investment in direct financing leases                                          3,847,169               3,864,455
Investment in joint ventures                                                       9,458,001               8,377,455
Cash and cash equivalents                                                          1,078,865               2,125,493
Receivables, less allowance for doubtful accounts
    of $202,031 and $240,497, respectively                                            19,190                 134,477
Due from related parties                                                              19,070                  19,111
Prepaid expenses                                                                       2,533                   2,847
Lease costs, less accumulated amortization of
    $9,243 and $8,831, respectively                                                    8,457                   8,869
Accrued rental income, less allowance for doubtful
    accounts of $47,718 in 2000 and 1999                                             517,353                 491,616
Other assets                                                                          26,731                  26,731
                                                                          -------------------     -------------------

                                                                                $ 29,952,956            $ 30,120,859
                                                                          ===================     ===================

                 LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                                $     55,886            $    131,093
Escrowed real estate taxes payable                                                     4,759                  11,572
Due to related parties                                                                83,707                  65,220
Distributions payable                                                                787,500                 787,500
Rents paid in advance                                                                 55,445                  16,000
                                                                          -------------------     -------------------
    Total liabilities                                                                987,297               1,011,385

Minority interest                                                                    136,640                 153,870

Partners' capital                                                                 28,829,019              28,955,604
                                                                          -------------------     -------------------

                                                                                $ 29,952,956            $ 30,120,859
                                                                          ===================     ===================

See accompanying notes to condensed financial statements.



                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                                        Quarter Ended
                                                                                          March 31,
                                                                                   2000               1999
                                                                               --------------    ---------------
Revenues:
    Rental income from operating leases                                           $  503,560         $  600,737
    Earned income from direct financing leases                                       110,487            112,080
    Contingent rental income                                                          27,056              9,175
    Interest and other income                                                         35,301             15,456
                                                                               --------------    ---------------
                                                                                     676,404            737,448
                                                                               --------------    ---------------

Expenses:
    General operating and administrative                                              48,496             40,783
    Professional services                                                             14,154              4,710
    State and other taxes                                                             15,104              9,466
    Depreciation and amortization                                                     94,630            114,253
    Transaction costs                                                                 38,923             33,125
                                                                               --------------    ---------------
                                                                                     211,307            202,337
                                                                               --------------    ---------------

Income Before Minority Interest in Income of Consolidated
     Joint Venture and Equity in Earnings of Unconsolidated
     Joint Ventures                                                                  465,097            535,111

Minority Interest in Income of Consolidated
    Joint Venture                                                                     (6,746 )           (2,500 )

Equity in Earnings of Unconsolidated Joint Ventures                                  202,564            123,775
                                                                               --------------    ---------------

Net Income                                                                        $  660,915         $  656,386
                                                                               ==============    ===============

Allocation of Net Income:
    General partners                                                              $    6,609         $    6,564
    Limited partners                                                                 654,306            649,822
                                                                               --------------    ---------------

                                                                                  $  660,915         $  656,386
                                                                               ==============    ===============

Net Income Per Limited Partner Unit                                               $     9.35         $     9.28
                                                                               ==============    ===============

Weighted Average Number of Limited Partner
    Units Outstanding                                                                 70,000             70,000
                                                                               ==============    ===============


See accompanying notes to condensed financial statements.



                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL



                                                                             Quarter Ended           Year Ended
                                                                               March 31,            December 31,
                                                                                  2000                  1999
                                                                           -------------------    ------------------

General partners:
    Beginning balance                                                             $   291,598           $   257,690
    Net income                                                                          6,609                33,908
                                                                           -------------------    ------------------
                                                                                      298,207               291,598
                                                                           -------------------    ------------------

Limited partners:
    Beginning balance                                                              28,664,006            28,337,440
    Net income                                                                        654,306             3,476,566
    Distributions ($11.25 and $45.00 per
       limited partner unit, respectively)                                           (787,500 )          (3,150,000 )
                                                                           -------------------    ------------------
                                                                                   28,530,812            28,664,006
                                                                           -------------------    ------------------

Total partners' capital                                                          $ 28,829,019          $ 28,955,604
                                                                           ===================    ==================


See accompanying notes to condensed financial statements.


                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                        Quarter Ended
                                                                                          March 31,
                                                                                   2000               1999
                                                                               --------------    ---------------

Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                      $ 877,348          $ 960,251
                                                                               --------------    ---------------

    Cash Flows from Investing Activities:
       Investment in joint ventures                                               (1,112,500 )         (114,930 )
                                                                               --------------    ---------------
              Net cash used in investing activities                               (1,112,500 )         (114,930 )
                                                                               --------------    ---------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                            (787,500 )         (857,500 )
       Distributions to holder of minority interest                                  (23,976 )               --
                                                                               --------------    ---------------
              Net cash used in financing activities                                 (811,476 )         (857,500 )
                                                                               --------------    ---------------

Net Decrease in Cash and Cash Equivalents                                         (1,046,628 )          (12,179 )

Cash and Cash Equivalents at Beginning of Quarter                                  2,125,493          1,170,686
                                                                               --------------    ---------------

Cash and Cash Equivalents at End of Quarter                                       $1,078,865         $1,158,507
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



                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2000 and 1999


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000. Amounts as of December 31, 1999, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund VI, Ltd. (the "Partnership") for the year ended December 31, 1999.

         The Partnership accounts for its approximate 66 percent interest in the accounts of Caro Joint Venture using the consolidation method. Minority interest represents the minority joint venture partner's proportionate share of the equity in the Partnership's consolidated joint venture. All significant intercompany accounts and transactions have been eliminated.

2.       Investment in Joint Ventures:

         In January 2000, the Partnership used the net sales proceeds received from the 1999 sale of a property in Sevierville, Tennessee, to acquire an interest in a Baker's Square property in Niles, Illinois, with CNL Income Fund XIV, Ltd., a Florida limited partnership and an affiliate of the general partners, as tenants-in-common. The Partnership acquired this interest from CNL BB Corp., an affiliate of the general partners (see Note 3). In connection therewith, the Partnership and the affiliate entered into an agreement whereby each co-venturer will share in the profits and losses of the property in proportion to its applicable percentage interest. The Partnership accounts for its investment using the equity method since the Partnership shares control with an affiliate. As of March 31, 2000, the Partnership owned a 74 percent interest in this property.

         During the three months ended March 31, 2000, the lease associated with the property owned by Melbourne Joint Ventures was amended to provide for rent reductions due to financial difficulties the tenant was experiencing. As a result, Melbourne Joint Venture reclassified the asset from net investment in direct financing lease to land and building on operating leases. In accordance with the Statement of Financial Accounting Standards #13, "Accounting for Leases," Melbourne Joint Venture recorded the reclassified assets at

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2000 and 1999


2.       Investment in Joint Ventures - Continued:

         the lower of original cost, present fair value, or present carrying amount. No loss on the termination of the direct financing lease was recorded for financial reporting purposes.

         Auburn Joint Venture, Show Low Joint Venture, Asheville Joint Venture, Melbourne Joint Venture, Warren Joint Venture, and the Partnership and affiliates as tenants-in-common in nine separate tenancy in common arrangements, each own and lease one property to an operator of national fast-food and family-style restaurants. The following presents the combined, condensed financial information for the joint ventures and the properties held as tenants-in-common with affiliates at:


                                                                               March 31,            December 31,
                                                                                 2000                   1999
                                                                           ----------------     ------------------

           Land and buildings on operating  leases,  less accumulated
                depreciation                                                   $14,589,553            $12,510,374
           Net investment in direct financing leases                             3,297,373              3,938,686
           Cash                                                                     53,136                 83,127
           Receivables                                                               6,777                103,745
           Accrued rental income                                                   403,462                350,510
           Other assets                                                              1,451                  2,320
           Liabilities                                                              15,536                 93,231
           Partners' capital                                                    18,336,216             16,895,531
           Revenues                                                                477,078              1,435,647
           Net income                                                              395,128              1,258,086

         The Partnership recognized income totaling $202,564 and $123,775 for the quarters ended March 31, 2000 and 1999, respectively, from these joint ventures.

3.       Related Party Transactions:

         During the quarter ended March 31, 2000, the Partnership and CNL Income Fund XIV, Ltd., as tenants-in-common acquired an interest in a Baker's Square property from CNL BB Corp., an affiliate of the general partners, for a purchase price of $1,112,500. CNL Income Fund XIV, Ltd., is a Florida limited partnership and an affiliate of the general partners. CNL BB Corp. had purchased and temporarily held title to this property in order to facilitate the acquisition of the property by the Partnership. The purchase price paid by the Partnership represents the costs incurred by CNL BB Corp. to acquire and carry the property, including closing costs. In accordance with the Statement of Policy of

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2000 and 1999


3.       Related Party Transactions - Continued:

         Real Estate Programs for the North American Securities Administrators Association, Inc., all income, expenses, profits and losses generated by or associated with the property, were treated as belonging to the Partnership. For the quarter ended March 31, 2000, other income of the tenants-in-common includes $2,103 of such amounts.

4.       Termination of Merger:

         On March 1, 2000, the general partners and CNL American Properties Fund, Inc. ("APF") mutually agreed to terminate the Agreement and Plan of Merger entered into in March 1999. The general partners are continuing to evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the limited partners.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund VI, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 17, 1988 to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance, and utilities. As of March 31, 2000, the Partnership owned 42 Properties, which included interests in six Properties owned by joint ventures in which the Partnership is a co-venturer and nine Properties owned with affiliates as tenants-in-common.

Capital Resources

         The Partnership's primary source of capital for the quarters ended March 31, 2000 and 1999 was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $877,348 and $960,251 for the quarters ended March 31, 2000 and 1999, respectively. The decrease in cash from operations for the quarter ended March 31, 2000 was primarily a result of changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the quarter ended March 31, 2000.

         In January 2000, the Partnership invested a majority of the net sales proceeds from the sale of the Property in Sevierville, Tennessee, in a Property in Niles, Illinois, with CNL Income Fund XIV, Ltd., an affiliate of the general partners, as tenants-in-common. In connection therewith, the Partnership and the affiliate entered into an agreement whereby each co-venturer will share in the profits and losses of the Property in proportion to its applicable percentage interest. The Property was acquired from an affiliate of the general partners. The affiliate had purchased and temporarily held title to the Property in order to facilitate the acquisition of the Property by the Partnership. The purchase price paid by the Partnership represented the costs incurred by the affiliate to acquire the Property, including closing costs.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, certificates of deposit, and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At March 31, 2000, the Partnership had $1,078,865 invested in such short-term investments as compared to $2,125,493 at December 31, 1999. The decrease in cash and cash equivalents was primarily due to the fact that during the quarter ended March 31, 2000, the Partnership invested in a Property with CNL Income Fund XIV, Ltd., as tenants-in-common, as described above. The funds remaining at March 31, 2000, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on cash from operations, the Partnership declared distributions to the limited partners of $787,500 for each of the quarters ended March 31, 2000 and 1999. This represents distributions for each applicable quarter of $11.25 per unit. No distributions were made to the general partners for the quarters ended March 31, 2000 and 1999. No amounts distributed to the limited partners for the quarters ended March 31, 2000 and 1999, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, decreased to $987,297 at March 31, 2000, from $1,011,385 at December 31, 1999, primarily as the result of a decrease in accounts payable at March 31, 2000, as compared to December 31, 1999. The general partners believe the Partnership has sufficient cash on hand to meet the Partnership's current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the quarter ended March 31, 1999, the Partnership and its consolidated joint venture, Caro Joint Venture, owned and leased 32 wholly owned Properties (which included four Properties which were sold during 1999). In addition, during the quarter ended March 31, 2000, the Partnership and Caro Joint Venture owned and leased 28 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, the Partnership and Caro Joint Venture earned $614,047 and $712,817 during the quarters ended March 31, 2000 and 1999, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties. Rental and earned income decreased during the quarter ended March 31, 2000, as compared to the quarter ended March 31, 1999, primarily as a result of the sales during June of 1999 of four Burger King Properties. Rental and earned income are expected to remain at reduced amounts while equity in earnings of joint ventures is expected to remain at increased amounts, as described below, due to the fact that the Partnership reinvested these net sales proceeds in joint ventures or in Properties with affiliates of the general partners, as tenants-in-common.

         For the quarters ended March 31, 2000 and 1999, the Partnership also earned $27,056 and $9,175, respectively, in contingent rental income. The increase in contingent rental income during the quarter ended March 31, 2000, was primarily attributable to the fact that the Partnership collected and recognized as income approximately $26,600 in past due contingent rental amounts for which it had previously established an allowance for doubtful accounts.

         For the quarter ended March 31, 1999, the Partnership owned and leased five Properties indirectly through joint venture arrangements and five Properties as tenants-in-common with affiliates of the general partners. In addition, for the quarter ended March 31, 2000, the Partnership owned and leased four additional Properties as tenants-in-common with affiliates of the general partners. In connection therewith, during the quarters ended March 31, 2000 and 1999, the Partnership earned $202,564 and $123,775, respectively, attributable to net income earned by these joint ventures. The increase in net income earned by joint ventures during the quarter ended March 31, 2000, as compared to the quarter ended March 31, 1999, was primarily due to the fact that in 1999, the Partnership reinvested the net sales proceeds it received from the 1999 sales of four Burger King Properties in four Properties, with affiliates of the general partners as tenants-in-common.

         Operating expenses, including depreciation and amortization expense, were $211,307 and $202,337 for the quarters ended March 31, 2000 and 1999, respectively.

Termination of Merger

         On March 1, 2000, the general partners and CNL American Properties Fund, Inc. ("APF") mutually agreed to terminate the Agreement and Plan of Merger entered into in March 1999. The general partners are continuing to evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the limited partners.

Dismissal of Legal Action

         As   described   in  greater   detail  in  Part  II,   Item  1  ("Legal
Proceedings"), in 1999 two groups of limited partners in several CNL Income Funds filed purported class action suits against the general partners and APF alleging, among other things, that the general partners had breached their fiduciary duties in connection with the proposed Merger. These actions were later consolidated into one action. On April 25, 2000, the judge in the consolidated action issued a Stipulated Final Order of Dismissal of Consolidated Action, dismissing the action without prejudice, with each party to bear its own costs and attorneys' fees.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

         Not applicable.

                           PART II. OTHER INFORMATION


Item 1.       Legal Proceedings.

              On May 11, 1999, four limited partners in several CNL Income Funds served a derivative and purported class action lawsuit filed April 22, 1999 against the general partners and APF in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and violated provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed Merger. The plaintiffs are seeking unspecified damages and equitable relief. On July 8, 1999, the plaintiffs filed an amended complaint which, in addition to naming three additional plaintiffs, includes allegations of aiding and abetting and conspiring to breach fiduciary duties, negligence and breach of duty of good faith against certain of the defendants and seeks additional equitable relief. As amended, the caption of the case is Jon Hale, Mary J. Hewitt, Charles A. Hewitt, Gretchen M. Hewitt, Bernard J. Schulte, Edward M. and Margaret Berol Trust, and Vicky Berol v. James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, and CNL American Properties Fund, Inc., Case No. CIO-99-0003561.

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

              On September 23, 1999, Judge Lawrence Kirkwood entered an order consolidating the two cases under the caption In re: CNL Income Funds Litigation, Case No. 99-3561. Pursuant to this order, the plaintiffs in these cases filed a consolidated and amended complaint on November 8, 1999. On December 22, 1999, the general partners and CNL Group, Inc. filed motions to dismiss and motions to strike. On December 28, 1999, APF and CNL Fund Advisors, Inc. filed motions to dismiss. On March 6, 2000, all of the defendants filed a Joint Notice of Filing Form 8-K Reports and Suggestion of Mootness.

              On April 25, 2000, Judge Kirkwood issued a Stipulated Final Order of Dismissal of Consolidated Action, dismissing the action without prejudice, with each party to bear its own costs and attorneys' fees.

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

      27       Financial Data Schedule (Filed herewith.)

(b)  Reports on Form 8-K

     A Current Report on Form 8-K dated February 23, 2000 was filed on March 1, 2000, describing the termination of the proposed merger of the Partnership with and into a subsidiary of CNL American Properties Fund, Inc.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 9th day of May, 2000.


                                      CNL INCOME FUND VI, LTD.

                                      By: CNL REALTY CORPORATION
                                          General Partner


                                          By: /s/ James M. Seneff, Jr.
                                              ---------------------------------
                                              JAMES M. SENEFF, JR.
                                              Chief Executive Officer
                                              (Principal Executive Officer)


                                          By: /s/ Robert A. Bourne
                                             ----------------------------------
                                              ROBERT A. BOURNE
                                              President and Treasurer
                                              (Principal Financial and
                                              Accounting Officer)