Form 10-Q
period 2000-06-30
CNL INCOME FUND VI LTD
filed 2000-08-10
CIK 837986

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended                     June 30, 2000
                                          ----------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from _________________________ to ____________________


                             Commission file number
                                     0-19144
                     ---------------------------------------


                            CNL Income Fund VI, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                       Florida                               59-2922954
---------------------------------------------      -----------------------------
    (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                      Identification No.)


           450 South Orange Avenue
               Orlando, Florida                                   32801-3336
-----------------------------------------------              -------------------
      (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number
(including area code)                            (407) 540-2000
                                 -----------------------------------------------


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


                                                                                               Page
Part I.

     Item 1.      Financial Statements:

                      Condensed Balance Sheets                                                  1

                      Condensed Statements of Income                                            2

                      Condensed Statements of Partners' Capital                                 3

                      Condensed Statements of Cash Flows                                        4

                      Notes to Condensed Financial Statements                                   5-7

     Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                       8-12

     Item 3.      Quantitative and Qualitative Disclosures About
                      Market Risk


Part II.

     Other Information                                                                          13-14






                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                               June 30,              December 31,
                                                                                 2000                    1999
                                                                          -------------------     -------------------
                              ASSETS

Land and buildings on operating leases, less
    accumulated depreciation of $3,446,102 and
    $3,257,666, respectively                                                    $ 14,881,369            $ 15,069,805
Net investment in direct financing leases                                          3,829,412               3,864,455
Investment in joint ventures                                                       9,293,840               8,377,455
Cash and cash equivalents                                                          1,007,585               2,125,493
Receivables, less allowance for doubtful accounts
    of $199,113 and $240,497, respectively                                            52,807                 134,477
Due from related parties                                                               2,203                  19,111
Prepaid expenses                                                                      22,268                   2,847
Lease costs, less accumulated amortization of
    $9,655 and $8,831, respectively                                                    8,045                   8,869
Accrued rental income, less allowance for doubtful
    accounts of $47,718 in 2000 and 1999                                             543,088                 491,616
Other assets                                                                          26,731                  26,731
                                                                          -------------------     -------------------

                                                                                $ 29,667,348            $ 30,120,859
                                                                          ===================     ===================

                 LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                                  $   41,178              $  131,093
Escrowed real estate taxes payable                                                     7,146                  11,572
Due to related parties                                                               123,188                  65,220
Distributions payable                                                                787,500                 787,500
Rents paid in advance and deposits                                                    20,977                  16,000
                                                                          -------------------     -------------------
    Total liabilities                                                                979,989               1,011,385

Minority interest                                                                    139,267                 153,870

Partners' capital                                                                 28,548,092              28,955,604
                                                                          -------------------     -------------------

                                                                                $ 29,667,348            $ 30,120,859
                                                                          ===================     ===================
See accompanying notes to condensed financial statements




                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                    Quarter Ended                    Six Months Ended
                                                                      June 30,                           June 30,
                                                               2000              1999             2000              1999
                                                            ------------     -------------     ------------      ------------
Revenues:
    Rental income from operating leases                       $ 498,209          $592,699       $1,001,769        $1,193,436
    Earned income from direct financing leases                  103,901           124,461          214,388           236,541
    Contingent rental income                                     14,883             7,307           41,939            16,482
    Interest and other income                                     3,248            23,796           38,549            39,252
                                                            ------------     -------------     ------------      ------------
                                                                620,241           748,263        1,296,645         1,485,711
                                                            ------------     -------------     ------------      ------------

Expenses:
    General operating and administrative                         47,623            37,328           96,119            78,111
    Professional services                                         6,798            14,132           20,952            18,842
    State and other taxes                                         3,081               247           18,185             9,713
    Depreciation and amortization                                94,630           108,393          189,260           222,646
    Transaction costs                                            26,741            77,695           65,664           110,820
                                                            ------------     -------------     ------------      ------------
                                                                178,873           237,795          390,180           440,132
                                                            ------------     -------------     ------------      ------------

Income Before Minority Interest in Income of
    Consolidated Joint Venture, Equity in Earnings of
    Unconsolidated Joint Ventures and Gain on Sale of
    Land and Buildings                                          441,368           510,468          906,465         1,045,579

Minority Interest in Income of Consolidated Joint
    Venture                                                      (7,119 )          (9,662 )        (13,865 )         (12,162 )

Equity in Earnings of Unconsolidated Joint Ventures              72,324           123,447          274,888           247,222

Gain on Sale of Land and Buildings                                   --           848,303               --           848,303
                                                            ------------     -------------     ------------      ------------

Net Income                                                    $ 506,573        $1,472,556       $1,167,488        $2,128,942
                                                            ============     =============     ============      ============

Allocation of Net Income:
    General partners                                           $  5,066          $ 13,529         $ 11,675          $ 20,093
    Limited partners                                            501,507         1,459,027        1,155,813         2,108,849
                                                            ------------     -------------     ------------      ------------

                                                              $ 506,573        $1,472,556       $1,167,488        $2,128,942
                                                            ============     =============     ============      ============

Net Income Per Limited Partner Unit                            $   7.16          $  20.84         $  16.51          $  30.13
                                                            ============     =============     ============      ============

Weighted Average Number of Limited Partner
    Units Outstanding                                            70,000            70,000           70,000            70,000
                                                            ============     =============     ============      ============

See accompanying notes to condensed financial statements



                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                         Six Months Ended               Year Ended
                                                                             June 30,                  December 31,
                                                                               2000                        1999
                                                                      -----------------------       -------------------
General partners:
    Beginning balance                                                           $    291,598               $   257,690
    Net income                                                                        11,675                    33,908
                                                                      -----------------------       -------------------
                                                                                     303,273                   291,598
                                                                      -----------------------       -------------------

Limited partners:
    Beginning balance                                                             28,664,006                28,337,440
    Net income                                                                     1,155,813                 3,476,566
    Distributions ($22.50 and $45.00 per
       limited partner unit, respectively)                                        (1,575,000 )              (3,150,000 )
                                                                      -----------------------       -------------------
                                                                                  28,244,819                28,664,006
                                                                      -----------------------       -------------------

Total partners' capital                                                       $   28,548,092              $ 28,955,604
                                                                      =======================       ===================
See accompanying notes to condensed financial statements




                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                   2000                1999
                                                                              ---------------     ---------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                     $1,598,060          $1,663,032
                                                                              ---------------     ---------------

    Cash Flows from Investing Activities:
       Proceeds from sale of land and buildings                                           --           4,318,145
       Investment in joint ventures                                               (1,112,500 )           (44,121 )
       Increase in restricted cash                                                        --          (4,318,145 )
       Payment of lease costs                                                             --              (3,300 )
                                                                              ---------------     ---------------
              Net cash used in investing activities                               (1,112,500 )           (47,421 )
                                                                              ---------------     ---------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                          (1,575,000 )        (1,645,000 )
       Distributions to holder of minority interest                                  (28,468 )           (17,005 )
                                                                              ---------------     ---------------
              Net cash used in financing activities                               (1,603,468 )        (1,662,005 )
                                                                              ---------------     ---------------

Net Decrease in Cash and Cash Equivalents                                         (1,117,908 )           (46,394 )

Cash and Cash Equivalents at Beginning of Period                                   2,125,493           1,170,686
                                                                              ---------------     ---------------

Cash and Cash Equivalents at End of Period                                        $1,007,585          $1,124,292
                                                                              ===============     ===============

Supplemental Schedule of Non-Cash Financing
    Activities:

       Distributions declared and unpaid at end of
          period                                                                   $ 787,500           $ 787,500
                                                                              ===============     ===============

See Accompanying notes to condensed financial statements




                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2000 and 1999


1.   Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000. Amounts as of December 31, 1999, included in the financial statements, have been derived from audited financial statements as of that date.

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

         Certain items in the prior year's financial statements have been reclassified to conform to 2000 presentation. These reclassifications had no effect on partners' capital or net income.

2.       Investment in Joint Ventures:

         In January 2000, the Partnership used the net sales proceeds received from the 1999 sale of a property in Sevierville, Tennessee, to acquire an interest in a Baker's Square property in Niles, Illinois, with CNL Income Fund XIV, Ltd., a Florida limited partnership and an affiliate of the general partners, as tenants-in-common. The Partnership acquired this interest from CNL BB Corp., an affiliate of the general partners (see Note 3). In connection therewith, the Partnership and CNL Income Fund XIV, Ltd. entered into an agreement whereby each co-venturer will share in the profits and losses of the property in proportion to its applicable percentage interest. The Partnership accounts for its interest in this property using the equity method since the Partnership shares control with an affiliate. As of June 30, 2000, the Partnership owned a 74 percent interest in this property.



                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2000 and 1999


2.       Investment in Joint Ventures - Continued:

         During the six months ended June 30, 2000, the lease associated with the property owned by Melbourne Joint Venture was amended to provide for rent reductions due to financial difficulties the tenant was experiencing. As a result, Melbourne Joint Venture reclassified the building portion of the asset from net investment in direct financing lease to land and building on operating leases. In accordance with the Statement of Financial Accounting Standards #13, "Accounting for Leases," Melbourne Joint Venture recorded the reclassified asset at the lower of original cost, present fair value, or present carrying amount. No loss on the reclassification of the direct financing lease was recorded for financial reporting purposes. During the quarter and six months ended June 30, 2000, the joint venture, in which the Partnership has a 50 percent interest, recorded a provision for loss on building totaling approximately $219,100 for financial reporting purposes, due to the fact that the operator of this property vacated the property and ceased operations. The allowance represented the difference between the property's net carrying value at June 30, 2000 and the current estimate of net realizable value of the property.

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


                                                                               June 30,            December 31,
                                                                                 2000                  1999
                                                                           -----------------    -------------------

            Land and buildings on operating leases, less
                 accumulated depreciation and allowance for
                 loss on building                                               $14,302,750           $ 12,510,374
            Net investment in direct financing leases                             3,289,789              3,938,686
            Cash                                                                     37,198                 83,127
            Receivables                                                               9,753                103,745
            Accrued rental income                                                   413,484                350,510
            Other assets                                                              1,356                  2,320
            Liabilities                                                              40,571                 93,231
            Partners' capital                                                    18,013,759             16,895,531
            Revenues                                                                919,345              1,435,647
            Provision for loss on building                                         (219,053 )                   --
            Net income                                                              531,956              1,258,086


                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2000 and 1999


2.       Investment in Joint Ventures - Continued:

         The Partnership recognized income totaling $274,888 and $247,222 during the six months ended June 30, 2000 and 1999, respectively, from these joint ventures, of which, $72,324 and $123,447 was earned during the quarters ended June 30, 2000 and 1999, respectively.

3.       Related Party Transactions:

         During the six months ended June 30, 2000, the Partnership and CNL Income Fund XIV, Ltd., as tenants-in-common, acquired an interest in a Baker's Square property from CNL BB Corp., an affiliate of the general partners, for a purchase price of $1,112,500. CNL Income Fund XIV, Ltd., is a Florida limited partnership and an affiliate of the general partners. CNL BB Corp. had purchased and temporarily held title to this property in order to facilitate the acquisition of the property by the Partnership. The purchase price paid by the Partnership represents the costs incurred by CNL BB Corp. to acquire and carry the property, including closing costs. In accordance with the Statement of Policy of Real Estate Programs for the North American Securities Administrators Association, Inc., all income, expenses, profits and losses generated by or associated with the property, were treated as belonging to the Partnership. For the six months ended June 30, 2000, other income of the tenants-in-common includes $2,103 of such amounts.

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




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund VI, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 17, 1988 to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases are generally triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance, and utilities. As of June 30, 2000, the Partnership owned 42 Properties, which included interests in six Properties owned by joint ventures in which the Partnership is a co-venturer and nine Properties owned with affiliates as tenants-in-common.

Capital Resources

         The Partnership's primary source of capital for the six months ended June 30, 2000 and 1999 was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $1,598,060 and $1,663,032 for the six months ended June 30, 2000 and 1999, respectively. The decrease in cash from operations for the six months ended June 30, 2000 was primarily a result of changes in income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the six months ended June 30, 2000.

         In January 2000, the Partnership invested a majority of the net sales proceeds from the sale of the Property in Sevierville, Tennessee, in a Property in Niles, Illinois, with CNL Income Fund XIV, Ltd., a Florida limited partnership and affiliate of the general partners, as tenants-in-common. In connection therewith, the Partnership and the affiliate entered into an agreement whereby each co-venturer will share in the profits and losses of the Property in proportion to its applicable percentage interest. The Property was acquired from an affiliate of the general partners. The affiliate had purchased and temporarily held title to the Property in order to facilitate the acquisition of the Property by the Partnership. The purchase price paid by the Partnership represented the costs incurred by the affiliate to acquire the Property, including closing costs.

         Currently, rental income from the Partnership's Properties and any net sales proceeds from the sale of Properties is invested in money market accounts or other short-term, highly liquid investments, such as demand deposit accounts at commercial banks and certificates of deposit with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses, invest in additional Properties, or to make distributions to the partners. At
June 30, 2000, the Partnership had $1,007,585 invested in such short-term investments as compared to $2,125,493 at December 31, 1999. The decrease in cash and cash equivalents was primarily due to the fact that during the six months ended June 30, 2000, the Partnership invested in a Property with CNL Income Fund XIV, Ltd., as tenants-in-common, as described above. The funds remaining at June 30, 2000 after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

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

         Total liabilities of the Partnership, including distributions payable, decreased to $979,989 at June 30, 2000, from $1,011,385 at December 31, 1999, primarily as the result of a decrease in accounts payable at June 30, 2000, as compared to December 31, 1999. The decrease in liabilities was partially offset by an increase in due to related parties at June 30, 2000, as compared to December 31, 1999. The general partners believe the Partnership has sufficient cash on hand to meet the Partnership's current working capital needs.

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on cash from operations, the Partnership declared distributions to the limited partners of $1,575,000 for each of the six months ended June 30, 2000 and 1999 ($787,500 for each of the quarters ended June 30, 2000 and 1999). This represents distributions for each applicable six months of $22.50 per unit ($11.25 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and six months ended June 30, 2000 and 1999. No amounts distributed to the limited partners for the six months ended June 30, 2000 and 1999, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available to the limited partners on a quarterly basis.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the six months ended June 30, 1999, the Partnership and its consolidated joint venture, Caro Joint Venture, owned and leased 32 wholly owned Properties (which included four Properties sold during 1999). In addition, during the six months ended June 30, 2000, the Partnership and Caro Joint Venture owned and leased 28 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, the Partnership and Caro Joint Venture earned $1,216,157 and $1,429,977 during the six months ended June 30, 2000 and 1999, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties, $602,110 and $717,160 of which was earned during the quarters ended June 30, 2000 and 1999, respectively. Rental and earned income decreased during the quarter and six months ended June 30, 2000, as compared to the quarter and six months ended June 30, 1999, primarily as a result of the 1999 sales of four Burger King Properties. Rental and earned income are expected to remain at reduced amounts while equity in earnings of joint ventures is expected to remain at increased amounts, as described below, due to the fact that the Partnership reinvested these net sales proceeds in joint ventures or in Properties with affiliates of the general partners, as tenants-in-common.

         In addition, rental and earned income for the quarter and six months ended June 30, 2000 was lower due to the fact that during the quarter and six months ended June 30, 1999, the Partnership collected and recognized as income approximately $9,400 and $18,900, respectively, in past due rental amounts owed by the former tenant of the Property located in Melbourne, Florida, for which the Partnership had previously established an allowance for doubtful accounts. The former tenant vacated this Property in October 1997 and the Partnership sold this Property in February 1998.

         During the six months ended June 30, 2000 and 1999, the Partnership also earned $41,939 and $16,482, respectively, in contingent rental income, $14,883 and $7,307 of which was earned during the quarters ended June 30, 2000 and 1999, respectively. The increase in contingent rental income during the six months ended June 30, 2000, was primarily attributable to the fact that during the six months ended June 30, 2000, the Partnership collected and recognized as income past due contingent rental amounts for which the Partnership had previously established an allowance for doubtful accounts relating to the Partnership's Property in Orlando, Florida.

         During the six months ended June 30, 2000 and 1999, the Partnership earned $38,549 and $39,252, respectively, in interest and other income, $3,248 and $23,796 of which was earned during the quarters ended June 30, 2000 and 1999, respectively. Interest and other income was higher during the quarter and six months ended June 30, 1999, primarily due to the fact that during the quarter and six months ended June 30, 1999, the Partnership earned interest on the net sales proceeds relating to the 1999 sale of four of the Partnership's Burger King Properties pending the reinvestment of the net sales proceeds in additional Properties.

         During the six months ended June 30, 1999, the Partnership owned and leased five Properties indirectly through joint venture arrangements and five Properties as tenants-in-common with affiliates of the general partners. In addition, during the six months ended June 30, 2000, the Partnership owned and leased four additional Properties as tenants-in-common with affiliates of the general partners. In connection therewith, during the six months ended June 30, 2000 and 1999, the Partnership earned $274,888 and $247,222, respectively, $72,324 and $123,447 of which was earned during the quarters ended June 30, 2000 and 1999, respectively. The increase in net income earned by joint ventures during the six months ended June 30, 2000, was primarily due to, and the decrease in net income earned by joint ventures during the quarter ended June 30, 2000, was partially offset by, the fact that in 1999, the Partnership reinvested the net sales proceeds it received from the 1999 sales of four Burger King Properties in four Properties with affiliates of the general partners as tenants-in-common. The increase in net income earned by joint ventures for the six months ended June 30, 2000, was partially offset by, and the decrease in net income earned by joint ventures for the quarter ended June 30, 2000, was primarily due to, the fact that during the six months ended June 30, 2000, the lease relating to the Property owned by Melbourne Joint Venture, in which the Partnership owns a 50 percent interest, was amended to provide for rent reductions starting in February 2000. In June 2000, the operator of this Property vacated the Property and discontinued operations. As a result, during the quarter and six months ended June 30, 2000, the joint venture established an allowance for doubtful accounts for past due rental amounts. The joint venture will continue to pursue collection of past due rental amounts and will recognize such amounts as income if collected. The joint venture will not recognize any rental income relating to this Property until such time as the joint venture executes a new lease or until the Property is sold and the proceeds from such sale are reinvested in an additional Property. The joint venture is currently seeking a new tenant or purchaser for this Property. In addition, the joint venture established an allowance for loss on building for this Property of approximately $219,100. The allowance represented the difference between the Property's net carrying value at June 30, 2000, and the current estimated net realizable value of the Property.

         Operating expenses, including depreciation and amortization expense, were $390,180 and $440,132 for the six months ended June 30, 2000 and 1999, respectively, of which $178,873 and $237,795 were incurred during the quarters ended June 30, 2000 and 1999, respectively. The decrease in operating expenses during the quarter and six months ended June 30, 2000 was primarily attributable to the fact that the Partnership incurred less transaction costs during the quarter and six months ended June 30, 2000, relating to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. ("APF"), due to the termination of the proposed merger, as described below in "Termination of Merger". In addition, the decrease in operating expenses during the quarter and six months ended June 30, 2000 was partially due to a decrease in depreciation expense due to the sales of four Burger King Properties in June 1999. The decrease in operating expenses during the quarter and six months ended June 30, 2000 was partially offset by an increase in administrative expenses for servicing the Partnership and its Properties.

         As a result of the sales of four of the Partnership's Properties in June 1999, the Partnership recognized a gain of $848,303 during the quarter and six months ended June 30, 1999. No Properties were sold during the quarter and six months ended June 30, 2000.

Termination of Merger

         On March 1, 2000, the general partners and APF mutually agreed to terminate the Agreement and Plan of Merger (the "Merger") entered into in March 1999. The general partners are continuing to evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the limited partners.

Dismissal of Legal Action

         As described in greater detail in Part II, Item 1. "Legal Proceedings", in 1999, two groups of limited partners in several CNL Income Funds filed purported class action suits against the general partners and APF alleging, among other things, that the general partners had breached their fiduciary duties in connection with the proposed Merger. These actions were later consolidated into one action. On April 25, 2000, the judge in the consolidated action issued an order dismissing the action without prejudice, with each party to bear its own costs and attorneys' fees.


ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                  RISK

         Not applicable.



                           PART II. OTHER INFORMATION


Item 1.       Legal Proceedings.

              On May 11, 1999, four limited partners in several CNL Income Funds served a derivative and purported class action lawsuit filed April 22, 1999 against the general partners and APF in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and violated provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed merger. The plaintiffs sought unspecified damages and equitable relief. On July 8, 1999, the plaintiffs filed an amended complaint which, in addition to naming three additional plaintiffs, included allegations of aiding and abetting and conspiring to breach fiduciary duties, negligence and breach of duty of good faith against certain of the defendants and sought additional equitable relief. As amended, the caption of the case was Jon Hale, Mary J. Hewitt, Charles A. Hewitt, Gretchen
              M. Hewitt, Bernard J. Schulte, Edward M. and Margaret Berol Trust, and Vicky Berol v. James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, and CNL American Properties Fund, Inc., Case No. CIO-99-0003561.

              On June 22, 1999, a limited partner of several CNL Income Funds served a purported class action lawsuit filed April 29, 1999 against the general partners and APF, Ira Gaines, individually and on behalf of a class of persons similarly situated, v. CNL American Properties Fund, Inc., James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, CNL Fund Advisors, Inc., CNL Financial Corporation a/k/a CNL Financial Corp., CNL Financial Services, Inc. and CNL Group, Inc., Case NO. CIO-99-3796, in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and that APF aided and abetted their breach of fiduciary duties in connection with the proposed merger. The plaintiff sought unspecified damages and equitable relief.

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

     27 Financial Data Schedule (Filed herewith.)

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  DATED this 8th day of August, 2000.


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