Form 10-Q
period 2000-09-30
CNL INCOME FUND VI LTD
filed 2000-11-13
CIK 837986

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

               For the quarterly period ended September 30, 2000
   --------------------------------------------------------------------------

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


                            CNL Income Fund VI, Ltd.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Florida                                        59-2922954
--------------------------------------        -------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)


450 South Orange Avenue
Orlando, Florida                                          32801-3336
-----------------------------------------     -------------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number
(including area code)                                  (407) 540-2000
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



                                                                         Page
Part I.

     Item 1.      Financial Statements:

                      Condensed Balance Sheets                            1

                      Condensed Statements of Income                      2

                      Condensed Statements of Partners' Capital           3

                      Condensed Statements of Cash Flows                  4

                      Notes to Condensed Financial Statements             5-8

     Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                 9-13

     Item 3.      Quantitative and Qualitative Disclosures About
                      Market Risk                                         13

Part II.

     Other Information                                                    14-15

                                             CNL INCOME FUND VI, LTD.
                                          (A Florida Limited Partnership)
                                             CONDENSED BALANCE SHEETS


                                                                September 30,            December 31,
                                                                     2000                    1999
                                                              -------------------     -------------------
                              ASSETS

Land and buildings on operating leases, less
    accumulated depreciation                                       $ 13,883,015          $ 15,069,805
Net investment in direct financing leases                             3,340,420             3,864,455
Investment in joint ventures                                          9,275,464             8,377,455
Cash and cash equivalents                                             1,152,562             2,125,493
Restricted cash                                                       2,062,036                    --
Receivables, less allowance for doubtful accounts
    of $178,931 and $240,497, respectively                               31,402               134,477
Due from related parties                                                    412                19,111
Prepaid expenses                                                         26,334                 2,847
Lease costs, less accumulated amortization of
    $10,068 and $8,831, respectively                                      7,632                 8,869
Accrued rental income, less allowance for doubtful
    accounts of $9,697 and $47,718, respectively                        512,907               491,616
Other assets                                                             26,731                26,731
                                                             -------------------     -------------------

                                                                   $ 30,318,915          $ 30,120,859
                                                              ===================     ===================

                 LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                   $     43,098          $    131,093
Escrowed real estate taxes payable                                        9,627                11,572
Due to related parties                                                   86,684                65,220
Distributions payable                                                   787,500               787,500
Rents paid in advance and deposits                                        5,000                16,000
                                                             -------------------     -------------------
    Total liabilities                                                   931,909             1,011,385

Minority interest                                                       142,068               153,870

Partners' capital                                                    29,244,938            28,955,604
                                                             -------------------     -------------------

                                                                   $  30,318,915         $ 30,120,859
                                                              ===================     ===================


           See accompanying notes to condensed financial statements.


                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                   Quarter Ended                   Nine Months Ended
                                                                   September 30,                     September 30,
                                                               2000             1999             2000              1999
                                                            ------------     -----------      ------------      -----------
Revenues:
    Rental income from operating leases                       $ 499,505        $515,427        $1,501,274       $1,714,712
    Adjustments to accrued rental income                             --          (2,925 )              --           (8,774 )
    Earned income from direct financing leases                  112,883         111,226           327,271          347,767
    Contingent rental income                                     13,129           4,410            55,068           20,892
    Interest and other income                                    18,508          58,431            57,057           97,683
                                                            ------------     -----------      ------------      -----------
                                                                644,025         686,569         1,940,670        2,172,280
                                                            ------------     -----------      ------------      -----------

Expenses:
    General operating and administrative                         53,031          30,786           149,150          108,897
    Professional services                                        14,010           7,794            34,962           26,636
    State and other taxes                                           782              --            18,967            9,713
    Depreciation and amortization                                93,223          94,768           282,483          317,414
    Transaction costs                                                --          57,931            65,664          168,751
                                                            ------------     -----------      ------------      -----------
                                                                161,046         191,279           551,226          631,411
                                                            ------------     -----------      ------------      -----------

Income Before Minority Interest in Income of
    Consolidated Joint Venture, Equity in Earnings of
    Unconsolidated Joint Ventures , Gain on Sale of
    Land and Buildings and Lease Termination Income             482,979         495,290         1,389,444        1,540,869

Minority Interest in Income of Consolidated Joint
    Venture                                                      (6,413 )        (9,402 )         (20,278 )        (21,564 )

Equity in Earnings of Unconsolidated Joint Ventures             192,974         119,290           467,862          366,512

Gain on Sale of Land and Buildings                              639,806              --           639,806          848,303

Lease Termination Income                                        175,000              --           175,000               --
                                                            ------------     -----------      ------------      -----------

Net Income                                                   $1,484,346        $605,178        $2,651,834       $2,734,120
                                                            ============     ===========      ============      ===========

Allocation of Net Income:
    General partners                                         $   13,073        $  6,052        $   24,748         $ 26,145
    Limited partners                                          1,471,273         599,126         2,627,086        2,707,975
                                                            ------------     -----------      ------------      -----------

                                                             $1,484,346        $605,178        $2,651,834       $2,734,120
                                                            ============     ===========      ============      ===========

Net Income Per Limited Partner Unit                          $    21.02        $   8.56        $    37.53         $  38.69
                                                            ============     ===========      ============      ===========

Weighted Average Number of Limited Partner
    Units Outstanding                                            70,000          70,000            70,000           70,000
                                                            ============     ===========      ============      ===========


           See accompanying notes to condensed financial statements.


                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                        Nine Months Ended                 Year Ended
                                                          September 30,                  December 31,
                                                              2000                           1999
                                                    --------------------------       ---------------------

General partners:
    Beginning balance                                     $    291,598                 $   257,690
    Net income                                                  24,748                      33,908
                                                    --------------------------       ---------------------
                                                               316,346                     291,598
                                                    --------------------------       ---------------------

Limited partners:
    Beginning balance                                       28,664,006                  28,337,440
    Net income                                               2,627,086                   3,476,566
    Distributions ($33.75 and $45.00 per
       limited partner unit, respectively)                  (2,362,500 )                (3,150,000 )
                                                    --------------------------       ---------------------
                                                            28,928,592                  28,664,006
                                                    --------------------------       ---------------------

Total partners' capital                                  $  29,244,938                $ 28,955,604
                                                    ==========================       =====================

           See accompanying notes to condensed financial statements.



                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                       Nine Months Ended
                                                                         September 30,
                                                                    2000                1999
                                                               ---------------     ---------------

Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                      $2,523,862          $2,459,240
                                                               ---------------     ---------------

    Cash Flows from Investing Activities:
       Proceeds from sale of land and buildings                     2,071,847           4,318,145
       Investment in joint ventures                                (1,112,500 )           (44,121 )
       Increase in restricted cash                                 (2,061,560 )        (4,318,145 )
       Payment of lease costs                                              --              (3,300 )
                                                               ---------------     ---------------
              Net cash used in investing activities                (1,102,213 )           (47,421 )
                                                               ---------------     ---------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                           (2,362,500 )        (2,432,500 )
       Distributions to holder of minority interest                   (32,080 )           (28,130 )
                                                               ---------------     ---------------
              Net cash used in financing activities                (2,394,580 )        (2,460,630 )
                                                               ---------------     ---------------

Net Decrease in Cash and Cash Equivalents                            (972,931 )           (48,811 )

Cash and Cash Equivalents at Beginning of Period                    2,125,493           1,170,686
                                                               ---------------     ---------------

Cash and Cash Equivalents at End of Period                         $1,152,562          $1,121,875
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


                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2000 and 1999


1.   Basis of Presentation:

     The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000. Amounts as of December 31, 1999, included in the financial statements, have been derived from audited financial statements as of that date.

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

2.   Land and Building on Operating Leases:

     Land and building on operating leases consisted of the following at:


                                                      September 30,             December 31,
                                                           2000                     1999
                                                   ---------------------   -----------------------

            Land                                          $   6,719,502            $    7,094,433
            Buildings                                        10,239,615                11,233,038
                                                   ---------------------   -----------------------
                                                             16,959,117                18,327,471
            Less accumulated depreciation                    (3,076,102 )              (3,257,666 )
                                                   =====================   =======================
                                                          $  13,883,015            $   15,069,805
                                                   =====================   =======================

     In September 2000, the Partnership sold four of its properties, three in Jacksonville, Florida and one in Tallahassee, Florida, to a third party for a total of $2,081,848 and received net sales proceeds totaling approximately $2,071,800 resulting in gains totaling approximately $639,800 for financial reporting purposes. These properties were originally acquired by the Partnership in 1990 and had costs totaling approximately

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2000 and 1999


2.   Land and Building on Operating Leases - Continued:

     $1,708,900  excluding   acquisition  fees  and  miscellaneous   acquisition
     expenses; therefore, the Partnership sold the properties for approximately $362,900 in excess of their original purchase prices.

3.   Investment in Joint Ventures:

     In January 2000, the Partnership used the net sales proceeds received from the 1999 sale of a property in Sevierville, Tennessee, to acquire an interest in a Baker's Square property in Niles, Illinois, with CNL Income Fund XIV, Ltd., a Florida limited partnership and an affiliate of the general partners, as tenants-in-common. The Partnership acquired this interest from CNL BB Corp., an affiliate of the general partners (see Note
     5). In connection therewith, the Partnership and CNL Income Fund XIV, Ltd. entered into an agreement whereby each co-venturer will share in the profits and losses of the property in proportion to its applicable percentage interest. The Partnership accounts for its interest in this property using the equity method since the Partnership shares control with an affiliate. As of September 30, 2000, the Partnership owned a 74 percent interest in this property.

     As of September 30, 2000, the lease associated with the property owned by Melbourne Joint Venture had been amended to provide for rent reductions due to financial difficulties the tenant was experiencing. As a result, Melbourne Joint Venture reclassified the building portion of the asset from net investment in direct financing lease to land and building on operating leases. In accordance with the Statement of Financial Accounting Standards #13, "Accounting for Leases," Melbourne Joint Venture recorded the reclassified asset at the lower of original cost, present fair value, or present carrying amount. No loss on the reclassification of the direct financing lease was recorded for financial reporting purposes. As of September 30, 2000, the joint venture, in which the Partnership has a 50 percent interest, recorded a provision for loss on building totaling approximately $219,100 for financial reporting purposes, due to the fact that the operator of this property vacated the property and ceased operations. The allowance represented the difference between the property's net carrying value at September 30, 2000 and the current estimate of net realizable value of the property.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2000 and 1999


3.   Investment in Joint Ventures - Continued:

     The following presents the combined, condensed financial information for the joint ventures and the properties held as tenants-in-common with affiliates at:


                                                                            September 30,          December 31,
                                                                                2000                   1999
                                                                          ------------------    -------------------

            Land and buildings on operating leases, less
                 accumulated depreciation and allowance for
                 loss on building                                              $ 14,237,114           $ 12,510,374
            Net investment in direct financing leases                             3,281,959              3,938,686
            Cash                                                                     30,517                 83,127
            Receivables                                                               9,473                103,745
            Accrued rental income                                                   441,200                350,510
            Other assets                                                              2,721                  2,320
            Liabilities                                                              23,907                 93,231
            Partners' capital                                                    17,979,077             16,895,531
            Revenues                                                              1,370,390              1,435,647
            Provision for loss on building                                         (219,053 )                   --
            Net income                                                              907,388              1,258,086


     The Partnership recognized income totaling $467,862 and $366,512 during the nine months ended September 30, 2000 and 1999, respectively, from these joint ventures, of which, $192,974 and $119,290 was earned during the quarters ended September 30, 2000 and 1999, respectively.

4.   Restricted Cash:

     As of September 30, 2000, the net sales proceeds of $2,061,560 from the sales of the four Popeye's properties, plus accrued interest of $476, were being held in interest-bearing escrow accounts pending the release of funds by the escrow agent to acquire additional properties on behalf of the Partnership.

5.   Related Party Transactions:

     During the nine months ended September 30, 2000, the Partnership and CNL Income Fund XIV, Ltd., as tenants-in-common, acquired an interest in a Baker's Square property from CNL BB Corp., an affiliate of the general partners, for a purchase price of $1,112,500. CNL Income Fund XIV, Ltd., is a Florida limited partnership and an

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2000 and 1999


5.   Related Party Transactions - Continued:

     affiliate of the general partners. CNL BB Corp. had purchased and temporarily held title to this property in order to facilitate the acquisition of the property by the Partnership. The purchase price paid by the Partnership represents the costs incurred by CNL BB Corp. to acquire and carry the property, including closing costs. In accordance with the Statement of Policy of Real Estate Programs for the North American Securities Administrators Association, Inc., all income, expenses, profits and losses generated by or associated with the property, were treated as belonging to the Partnership. For the nine months ended September 30, 2000, other income of the tenants-in-common includes $2,103 of such amounts.

6.   Termination of Merger:

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund VI, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 17, 1988 to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases are generally triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance, and utilities. As of September 30, 2000, the Partnership owned 38 Properties, which included interests in six Properties owned by joint ventures in which the Partnership is a co-venturer and nine Properties owned with affiliates as tenants-in-common.

Capital Resources

         The Partnership's primary source of capital for the nine months ended September 30, 2000 and 1999 was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $2,523,862 and $2,459,240 for the nine months ended September 30, 2000 and 1999, respectively. The increase in cash from operations for the nine months ended September 30, 2000 was primarily a result of changes in income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the nine months ended September 30, 2000.

         In January 2000, the Partnership invested a majority of the net sales proceeds from the sale of the Property in Sevierville, Tennessee, in a Property in Niles, Illinois, with CNL Income Fund XIV, Ltd., a Florida limited partnership and affiliate of the general partners, as tenants-in-common. In connection therewith, the Partnership and the affiliate entered into an agreement whereby each co-venturer will share in the profits and losses of the Property in proportion to its applicable percentage interest. The Property was acquired from an affiliate of the general partners. The affiliate had purchased and temporarily held title to the Property in order to facilitate the acquisition of the Property by the Partnership. The purchase price paid by the Partnership represented the costs incurred by the affiliate to acquire the Property, including closing costs. As of September 30, 2000, the Partnership owned a 74% interest in the Property in Niles, Illinois.

         In September 2000, the Partnership sold three Properties in Jacksonville, Florida and one Property in Tallahassee, Florida, to a third party for $2,081,848 and received net sales proceeds of approximately $2,071,800 resulting in a gain of approximately $639,800 for financial reporting purposes. These Properties were originally acquired by the Partnership in 1990 and had a cost of approximately $1,708,900, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $362,900 in excess of its original purchase price. The Partnership intends to reinvest the majority of the net sales proceeds in an additional Property. The Partnership will distribute amounts sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners), resulting from the sale.

         Currently, rental income from the Partnership's Properties and any net sales proceeds from the sale of Properties, pending reinvestment in additional Properties, are invested in money market accounts or other short-term, highly liquid investments, such as demand deposit accounts at commercial banks and certificates of deposit with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses, invest in additional Properties, or to make distributions to the partners. At September 30, 2000, the Partnership had $1,152,562 invested in such short-term investments as compared to $2,125,493 at December 31, 1999. The decrease in cash and cash equivalents was primarily due to the fact that during the nine months ended September 30, 2000, the Partnership invested in a Property with CNL Income Fund XIV, Ltd., as tenants-in-common, as described above. The funds remaining at September 30, 2000 after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

         As of September 30, 2000, the net sales proceeds of $2,061,560 from the sales of the four Popeye's Properties, plus accrued interest of $476, were being held in interest-bearing escrow accounts pending the release of funds by the escrow agent to acquire additional Properties on behalf of the Partnership.

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

         Total liabilities of the Partnership, including distributions payable, decreased to $931,909 at September 30, 2000, from $1,011,385 at December 31, 1999, primarily as the result of a decrease in accounts payable and rents paid in advance and deposits at September 30, 2000, as compared to December 31, 1999. The general partners believe the Partnership has sufficient cash on hand to meet the Partnership's current working capital needs.

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on cash from operations, the Partnership declared distributions to the limited partners of $2,362,500 for each of the nine months ended September 30, 2000 and 1999 ($787,500 for each of the quarters ended September 30, 2000 and 1999). This represents distributions for each applicable nine months of $33.75 per unit ($11.25 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and nine months ended September 30, 2000 and 1999. No amounts distributed to the limited partners for the nine months ended September 30, 2000 and 1999, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available to the limited partners on a quarterly basis.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the nine months ended September 30, 1999, the Partnership and its consolidated joint venture, Caro Joint Venture, owned and leased 32 wholly owned Properties (which included four Properties sold during 1999). During the nine months ended September 30, 2000, the Partnership and Caro Joint Venture owned and leased 28 wholly owned Properties (which included four Properties sold during 2000) to operators of fast-food and family-style restaurant chains. In connection therewith, the Partnership and Caro Joint Venture earned $1,828,545 and $2,053,705 during the nine months ended September 30, 2000 and 1999, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties, $612,388 and $623,728 of which was earned during the quarters ended September 30, 2000 and 1999, respectively. Rental and earned income decreased by approximately $9,400 and $197,200 during the quarter and nine months ended September 30, 2000, as compared to the quarter and nine months ended September 30, 1999, primarily as a result of the 1999 sales of four Burger King Properties and the 2000 sales of four Popeye's Properties. Rental and earned income are expected to remain at reduced amounts while equity in earnings of joint ventures is expected to remain at increased amounts, as described below, due to the fact that the Partnership reinvested these net sales proceeds in joint ventures or in Properties with affiliates of the general partners, as tenants-in-common.

         Rental and earned income also decreased during the quarter and nine months ended September 30, 2000, by approximately $13,400 and $20,100, respectively, due to the fact that the Partnership established an allowance for doubtful accounts for past due rental amounts relating to the Property in Broken Arrow, Oklahoma, in accordance with the Partnership's policy. The general partners will continue to pursue collection of past due rental amounts and will recognize such amounts as income if collected.

         In addition, rental and earned income for the quarter and nine months ended September 30, 2000 was lower due to the fact that during the quarter and nine months ended September 30, 1999, the Partnership collected and recognized as income approximately $9,400 and $28,302, respectively, in past due rental amounts owed by the former tenant of the Property located in Melbourne, Florida, for which the Partnership had previously established an allowance for doubtful accounts. The former tenant vacated this Property in October 1997 and the Partnership sold this Property in February 1998.

         The decrease in rental and earned income during the quarter and nine months ended September 30, 2000, was partially offset by an increase to rental and earned income during the quarter and nine months ended September 30, 2000 due to the fact that the Partnership collected and recognized as income past due rental amounts for which the Partnership had previously established an allowance for doubtful accounts, relating to its Properties in Chester, Pennsylvania and Orlando, Florida.

         During the nine months ended September 30, 2000 and 1999, the Partnership also earned $55,068 and $20,892, respectively, in contingent rental income, $13,129 and $4,410 of which was earned during the quarters ended September 30, 2000 and 1999, respectively. The increase in contingent rental income during the nine months ended September 30, 2000, was primarily attributable to the fact that during the nine months ended September 30, 2000, the Partnership collected and recognized as income past due contingent rental amounts for which the Partnership had previously established an allowance for doubtful accounts relating to the Partnership's Property in Orlando, Florida.

         During the nine months ended September 30, 2000 and 1999, the Partnership earned $57,057 and $97,683, respectively, in interest and other income, $18,508 and $58,431 of which was earned during the quarters ended September 30, 2000 and 1999, respectively. Interest and other income was lower during the quarter and nine months ended September 30, 2000, primarily due to the fact that during the quarter and nine months ended September 30, 1999, the Partnership earned interest on the net sales proceeds relating to the 1999 sale of four of the Partnership's Burger King Properties. The Partnership reinvested the majority of the net sales proceeds subsequent to September 30, 2000.

During the nine months ended September 30, 1999, the Partnership owned and leased five Properties indirectly through joint venture arrangements and five Properties as tenants-in-common with affiliates of the general partners. In addition, during the nine months ended September 30, 2000, the Partnership owned and leased four additional Properties as tenants-in-common with affiliates of the general partners. In connection therewith, during the nine months ended September 30, 2000 and 1999, the Partnership earned $467,862 and $366,512, respectively, $192,974 and $119,290 of which was earned during the quarters ended September 30, 2000 and 1999, respectively. The increase in net income earned by joint ventures during the quarter and nine months ended September 30, 2000, was primarily due to the fact that in 1999, the Partnership reinvested the net sales proceeds it received from the 1999 sales of four Burger King
Properties in four Properties with affiliates of the general partners as tenants-in-common. The increase in net income earned by joint ventures for the quarter and nine months ended September 30, 2000, was partially offset by the fact that during the nine months ended September 30, 2000, the lease relating to the Property owned by Melbourne Joint Venture, in which the Partnership owns a 50 percent interest, was amended to provide for rent reductions starting in February 2000. In June 2000, the operator of this Property discontinued operations. As a result, during the nine months ended September 30, 2000, the joint venture established an allowance for doubtful accounts for past due rental amounts. The joint venture will continue to pursue collection of past due rental amounts and will recognize such amounts as income if collected. The joint venture will not recognize any rental income relating to this Property until such time as the joint venture executes a new lease or until the Property is sold and the proceeds from such sale are reinvested in an additional Property. The joint venture is currently seeking a new tenant or purchaser for this Property. In addition, the joint venture established an allowance for loss on building for this Property of approximately $219,100. The allowance represented the difference between the Property's net carrying value at September 30, 2000, and the current estimated net realizable value of the Property.

         Operating expenses, including depreciation and amortization expense, were $551,226 and $631,411 for the nine months ended September 30, 2000 and 1999, respectively, of which $161,046 and $191,279 were incurred during the quarters ended September 30, 2000 and 1999, respectively. The decrease in operating expenses during the quarter and nine months ended September 30, 2000 was primarily attributable to the fact that the Partnership incurred less transaction costs during the quarter and nine months ended September 30, 2000, relating to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. ("APF"), due to the termination of the proposed merger, as described below in "Termination of Merger." In addition, the decrease in operating expenses during the quarter and nine months ended September 30, 2000 was partially due to a decrease in depreciation expense due to the sales of four Burger King Properties in June 1999 and the sales of four Popeye's Properties in September 2000. The decrease in operating expenses during the quarter and nine months ended September 30, 2000 was partially offset by an increase in administrative expenses for servicing the Partnership and its Properties.

         As a result of the sale of four Properties during the quarter and nine months ended September 30, 2000, as described above in "Capital Resources," the Partnership recorded gains totaling approximately $639,800 for financial reporting purposes. As a result of the sales of four Properties during the nine months ended September 30, 1999, the Partnership recognized gains totaling approximately $848,300 during the nine months ended September 30, 1999.

         During the quarter and nine months ended September 30, 2000, the tenant in Chester, Pennsylvania discontinued making rental payments. The Partnership released the tenant from its obligation under the terms of its lease in exchange for a termination fee from the tenant. In connection with the lease termination, the Partnership received $175,000 as lease termination income from the tenant as consideration of the Partnership releasing the tenant from its obligation under the terms of its lease. No rental income will be recognized relating to this Property until such time as the Partnership executes a new lease or until the Property is sold and the proceeds from such sale are reinvested in an additional Property.

Termination of Merger

         On March 1, 2000, the general partners and APF mutually agreed to terminate the Agreement and Plan of Merger entered into in March 1999. The general partners are continuing to evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the limited partners.


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

                  27       Financial Data Schedule (Filed herewith.)

             (b)  Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 10th day of November, 2000.


                                       CNL INCOME FUND VI, LTD.

                                       By: CNL REALTY CORPORATION
                                           General Partner


                                           By:/s/ James M. Seneff, Jr.
                                              ---------------------------------
                                              JAMES M. SENEFF, JR.
                                              Chief Executive Officer
                                              (Principal Executive Officer)


                                           By:/s/ Robert A. Bourne
                                              ---------------------------------
                                              ROBERT A. BOURNE
                                              President and Treasurer
                                              (Principal Financial and
                                              Accounting Officer)