Form 10-K
period 2000-12-31
CNL INCOME FUND VI LTD
filed 2001-04-02
CIK 837986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the fiscal year ended December 31, 2000

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

         During the year ended December 31, 1994, the Partnership sold its Properties in Batesville and Heber Springs, Arkansas, to the tenant and reinvested the net sales proceeds in a Jack in the Box Property in Dallas, Texas, and a Jack in the Box Property in Yuma, Arizona, which is owned as tenants-in-common with an affiliate of the General Partners. In addition, during 1995, the Partnership sold its Property in Little Canada, Minnesota, and reinvested the net sales proceeds in a Denny's Property in Broken Arrow, Oklahoma, in 1995 and in a Property located in Clinton, North Carolina, with affiliates of the General Partners as tenants-in-common, in 1996. Also, during 1996, the Partnership sold its Property in Dallas, Texas, and in 1997, the Partnership reinvested the net sales proceeds in a Bertucci's Property located in Marietta, Georgia. In addition, during 1997, the Partnership sold its Properties in Plattsmouth, Nebraska; Venice, Florida; Naples, Florida; and Whitehall, Michigan, and the Property in Yuma, Arizona, which was held as tenants-in-common with an affiliate of the General Partners, and reinvested a portion of these net sales proceeds in two IHOP Properties, one in each of Elgin, Illinois, and Manassas, Virginia, and in a Property in Vancouver, Washington, as tenants-in-common with affiliates of the General Partners. In addition, Show Low Joint Venture, a joint venture in which the Partnership is a co-venturer with an affiliate of the General Partners, sold its Property in Show Low, Arizona. The joint venture reinvested the net sales proceeds in a Property in Greensboro, North Carolina. During 1998, the Partnership reinvested the net sales proceeds from the sales of the Properties in Whitehall, Michigan and Plattsmouth, Nebraska in one Property in Overland Park, Kansas and one Property in Memphis, Tennessee, as tenants-in-common, with affiliates of the General Partners. In addition, in 1998, the Partnership sold its Properties in Deland, Florida; Liverpool, New York; Melbourne, Florida; and Bellevue, Nebraska. The Partnership reinvested the net sales proceeds from the sale of the Property in Deland, Florida in one Property in Fort Myers, Florida, as tenants-in-common, with an affiliate of the General Partners and the Partnership reinvested the net sales proceeds from the sales of the Properties in Melbourne, Florida and Bellevue, Nebraska in two joint ventures, Warren Joint Venture and Melbourne Joint Venture, respectively, to each purchase and hold one restaurant Property. In 1999, the Partnership sold four of its Burger King Properties all located in Tennessee and reinvested a portion of the net sales proceeds in Properties in Baytown and Round Rock, Texas and Dublin, California, each as tenants-in-common with affiliates of the General Partners. In 2000, the Partnership reinvested the majority of the remaining net sales proceeds in a Property in Niles, Illinois, as tenants-in-common with an affiliate of the General Partners. In addition, during 2000, the Partnership sold four of its Popeye's Properties all located in Florida.

         As a result of the above transactions, as of December 31, 2000, the Partnership owned 38 Properties. The 38 Properties include six Properties owned by joint ventures in which the Partnership is a co-venturer and nine Properties owned with affiliates as tenants-in-common. During February 2001, the Partnership reinvested the net sale proceeds from the sale of the four Properties in Florida in two Properties located in Burley, Indiana and Cleburne, Texas. Generally, the Properties are leased on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

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

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership, the joint ventures in which the Partnership is a co-venturer and the properties owned with affiliates as tenants-in-common provide for initial terms, ranging from five to 20 years (the average being 18 years), and expire between 2003 and 2019. The leases generally are on a triple-net basis, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $37,900 to $222,800. Generally, the leases provide for percentage rent based on sales in excess of a specified amount. In addition, some of the leases provide that, commencing in the fourth to sixth lease year, the percentage rent will be an amount equal to the greater of the percentage rent calculated under the lease formula or a specified percentage (ranging from one to five percent) of the purchase price or gross sales.

         Generally, the leases of the Properties provide for two to four five-year renewal options subject to the same terms and conditions as the initial lease. Lessees of 32 of the Partnership's 38 Properties also have been granted options to purchase Properties at the Property's then fair market value, or pursuant to a formula based on the original purchase price of the Property, after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm.

         The leases also generally provide that, in the event the Partnership wishes to sell the Property subject to that lease, the Partnership first must offer the lessee the right to purchase the Property on the same terms and conditions, and for the same price, as any offer which the Partnership has received for the sale of the Property.

         In January 2000, the Partnership reinvested in the net sales proceeds from the 1999 sale of a Property in Sevierville, Tennessee, in a Property located in Niles , Illinois, with an affiliate of the General Partners, as tenants-in-common, also as described below in "Joint Venture and Tenancy in Common Arrangement." In addition, in February 2001, the Partnership reinvested the net sales proceeds from the four Properties sold in Florida in two Properties located in Burley, Indiana and Cleburne, Texas. The lease terms for these Properties are substantially the same as the Partnership's other leases, as described above.

Major Tenants

         During 2000, two lessees of the Partnership and its consolidated joint venture, Golden Corral Corporation and IHOP Properties, Inc., each contributed more than ten percent of the Partnership's total rental and earned income (including rental income from the Partnership's consolidated joint venture in which the Partnership is a co-venturer and the Partnership's share of the rental and earned income from the five Properties owned by unconsolidated joint venturers and nine Properties owned with affiliates of the General Partners as tenants-in-common). As of December 31, 2000, Golden Corral Corporation was the lessee under leases relating to five restaurants and IHOP Properties, Inc. was the lessee under leases relating to eight restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these two lessees each will continue to contribute more than ten percent of the Partnership's total rental and earned income in 2001. In addition, two Restaurant Chains, Golden Corral Family Steakhouse Restaurants ("Golden Corral") and IHOP, each accounted for more than ten percent of the Partnership's total rental and earned income in 2000 (including rental income from the Partnership's consolidated joint venture and the Partnership's share of the rental and earned income from the five Properties owned by unconsolidated joint ventures in which the Partnership is a co-venturer and nine Properties owned with affiliates of the General Partners as tenants-in-common). In 2001, it is anticipated that these two Restaurant Chains each will continue to account for more than ten percent of the total rental and earned income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner. As of December 31, 2000, Golden Corral Corporation and IHOP Properties, Inc. leased Properties with an aggregate carrying value in excess of 20 percent of the total assets of the Partnership.

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

         In addition to the above joint venture arrangements, the Partnership has entered into agreements to hold a Property in Vancouver, Washington, as tenants-in-common, with CNL Income Fund, Ltd., CNL Income Fund II, Ltd., and CNL Income Fund V, Ltd., a Property in Clinton, North Carolina, as tenants-in-common, with CNL Income Fund IV, Ltd., CNL Income Fund X, Ltd., and CNL Income Fund XV, Ltd., a Property in Overland Park, Kansas, as tenants-in-common, with CNL Income Fund II, Ltd. and CNL Income Fund III, Ltd., a Property in Memphis, Tennessee, as tenants-in-common, with CNL Income Fund II, Ltd. and CNL Income Fund XVI, Ltd., a Property in Ft. Myers, Florida, as tenants-in-common, with CNL Income Fund XV, Ltd., a Property in Baytown, Texas, as tenants-in-common, with CNL Income Fund III, Ltd., a Property in Round Rock, Texas, as tenants-in-common, with CNL Income Fund XI, Ltd. and a Property in Dublin, California, as tenants-in-common with CNL Income Fund IX, Ltd. Each CNL Income Fund is an affiliate of the General Partners. The agreements provide for the Partnership and the affiliates to share in the profits and losses of the Property and net cash flow from the Properties, in proportion to each party's percentage interest. The Partnership owns a 23.04%, an 18 percent, a 34.74%, a 46.2%, an 85 percent, an 80 percent, an 77 percent and an 75 percent interest in the Properties in Vancouver, Washington; Clinton, North Carolina; Overland Park, Kansas; Memphis, Tennessee; and Ft. Myers, Florida; Bay Town, Texas,; Round Rock, Texas; and Dublin, California, respectively.

         In January 2000, the Partnership entered into an agreement to hold a Baker's Square Property in Niles, Illinois, as tenants-in-common, with CNL Income Fund XIV, Ltd., affiliate of the General Partners. The agreement provides for the Partnership and the affiliates to share in the profits and losses of the Property and net cash flow from the Property, in proportion to each co-venturer's percentage interest. The Partnership owns a 74 percent interest in this Property.

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

Employees

         The Partnership has no employees. The officers of CNL Realty Corporation and the officers and employees of APF, the parent company of CNL Fund Advisors, Inc., perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Financial Group, Inc., a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.


Item 2.  Properties

         As of December 31, 2000, the Partnership owned 38 Properties. Of the 38 Properties, 23 are owned by the Partnership in fee simple, six are owned through joint venture arrangements and nine owned through tenancy in common arrangements. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

         Land. The Partnership's Property sites range from approximately 11,500 to 88,200 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         The following table lists the Properties owned by the Partnership as of December 31, 2000 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation for the year ended December 31, 2000.

                     State                    Number of Properties

                     California                         1
                     Florida                            7
                     Georgia                            1
                     Illinois                           2
                     Indiana                            1
                     Kansas                             1
                     Massachusetts                      1
                     Michigan                           3
                     North Carolina                     3
                     New Mexico                         1
                     Ohio                               1
                     Oklahoma                           2
                     Pennsylvania                       1
                     Tennessee                          4
                     Texas                              5
                     Virginia                           2
                     Washington                         1
                     Wyoming                            1
                                                   -------------
                     TOTAL PROPERTIES                   38
                                                   =============

         Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 1,175 to 10,700 square feet. All buildings on Properties are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 2000, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight-line method using depreciable lives of 31.5 and 39 years for federal income tax purposes.

         As of December 31, 2000, the aggregate cost of the Properties owned by the Partnership (including its consolidated joint venture) and joint ventures (including Properties owned through tenancy in common arrangements) for federal income tax purposes was $19,834,603 and $18,239,974, respectively.

         The following table lists the Properties owned by the Partnership as of December 31, 2000 by Restaurant Chain.

          Restaurant Chain                       Number of Properties

          5 & Diner                                        1
          Arby's                                           1
          Baker's Square                                   1
          Bennigan's                                       1
          Burger King                                      1
          Captain D's                                      1
          Chevy's Fresh Mex                                1
          Church's                                         2
          Darryl's                                         1
          Denny's                                          2
          Durango's Steakhouse of Atlanta                  1
          Golden Corral                                    5
          Hardee's                                         2
          IHOP                                             8
          Jack in the Box                                  1
          KFC                                              3
          Loco Lupe's Mexican Restaurant                   1
          Shoney's                                         1
          Taco Bell                                        1
          Waffle House                                     3
                                                    -----------------

          TOTAL PROPERTIES                                 38
                                                    =================

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

         At December 31, 2000, 1999, 1998, 1997, and 1996, the Properties were 97%, 100%, 95%, 98%, and 100% occupied, respectively. The following is a schedule of the average rent per Property for the years ended December 31:

                                   2000              1999             1998              1997              1996
                               --------------    -------------    --------------    --------------    --------------

Rental Revenues (1)              $ 3,456,021      $ 3,417,147       $ 3,342,220       $ 3,139,283        $3,568,754
Properties (2)                            37               41                42                39                42
Average Rent per
    Property                       $  93,406        $  83,345         $  79,577         $  80,494         $  84,970

(1) Rental income includes the Partnership's share of rental income from the Properties owned through joint venture arrangements and the Properties owned through tenancy in common arrangements. Rental revenues have been adjusted, as applicable, for any amounts for which the Partnership has established an allowance for doubtful accounts.

(2) Excludes Properties that were vacant at December 31, and that did not generate rental revenues during the year ended December 31.

         The following is a schedule of lease expirations for leases in place as of December 31, 2000 for the next ten years and thereafter.

                                                                                     Percentage of
             Expiration Year          Number             Annual Rental               Gross Annual
                                   of Leases (1)            Revenues                 Rental Income
             -----------------    ----------------    ---------------------    --------------------------
              2001                             --                   $   --                      --
              2002                             --                       --                      --
              2003                              1                   54,000                   1.41%
              2004                              3                  515,141                  13.47%
              2005                              3                  316,868                   8.29%
              2006                             --                       --                      --
              2007                             --                       --                      --
              2008                              3                  128,440                   3.36%
              2009                              3                  273,725                   7.16%
              2010                              7                  485,100                  12.69%
              Thereafter                       17                2,049,890                  53.62%
                                        ----------            -------------           -------------
              Total                            37              $ 3,823,164                 100.00%
                                        ==========            =============           =============

(1)      Excludes one Property which was vacant at December 31, 2000.

         Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 2000 (see Item 1. Business - Major Tenants) are substantially the same as those described in Item 1. Business
- Leases.

         Golden Corral Corporation leases five Golden Corral restaurants. The initial term of each lease is 15 years (expiring between 2004 and 2011) and the average minimum base annual rent is approximately $152,900 (ranging from approximately $88,000 to $185,700).

         IHOP Corp. leases eight IHOP restaurants. The initial term of each lease is 20 years (expiring between 2017 and 2019) and the average minimum base annual rent is approximately $137,600 (ranging from approximately $114,500 to $163,200).


Item 3.   Legal Proceedings

         Neither the Partnership, not its General Partners or any affiliate of the General Partners, nor any of their respective Properties, is party to, or subject to, any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.


                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

(a) As of March 15, 2001, there were 2,976 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. During 2000, Limited Partners who wished to sell their Units may have offered the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wished to have their distributions used to acquire additional Units (to the extent Units were available for purchase), may have done so pursuant to such Plan. The General Partners had the right to prohibit transfers of Units. The price paid for any Unit transferred pursuant to the Plan was $475 per Unit. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 2000 and 1999 other than pursuant to the Plan, net of commissions.

                                              2000 (1)                               1999 (1)
                                 -----------------------------------    -----------------------------------
                                   High         Low        Average        High         Low       Average
                                 ---------    --------    ----------    ---------    --------   -----------
         First Quarter              $ 380        $380         $ 380        $ 475       $ 475         $ 475
         Second Quarter               382         371           378          475         418           466
         Third Quarter                387         334           363          475         260           429
         Fourth Quarter               395         300           346          475         386           434

(1) A total of 216 1/3 and 592 3/4 Units were transferred other than pursuant to the Plan for the years ended December 31, 2000 and 1999, respectively.

         The capital contribution per Unit was $500. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For the years ended December 31, 2000 and 1999, the Partnership declared cash distributions of $3,150,000 and $3,150,000, respectively, to the Limited Partners. Distributions of $787,500 were declared at the close of each of the Partnership's calendar quarter during 2000 and 1999 to the Limited Partners. No amounts distributed to partners for the years ended December 31, 2000 and 1999, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive distributions on this basis.

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions, for an annual fee.

(b)      Not applicable.

Item 6.  Selected Financial Data

                                         2000               1999              1998               1997               1996
                                     --------------    ---------------    --------------    ---------------    ---------------
Year ended December 31:
     Revenues (1)                       $3,211,507         $3,461,440        $3,370,532         $3,456,406         $3,565,493
     Net income (2)(4)                   3,016,796          3,510,474         3,020,881          2,899,882          2,803,601
     Cash distributions
       declared (3)                      3,150,000          3,150,000         3,220,000          3,150,000          3,220,000
     Net income per Unit (2)                 43.10              49.67             42.75              41.06              39.65
     Cash distributions
       declared per Unit (3)                 45.00              45.00             46.00              45.00              46.00

At December 31:
     Total assets                      $29,820,589        $30,120,859       $29,655,896        $29,993,069        $30,129,286
     Partners' capital                  28,822,400         28,955,604        28,595,130         28,794,249         29,044,367



(1) Revenues include equity in earnings of unconsolidated joint ventures and minority interest in income of the consolidated joint venture.

(2) Net income for the years ended December 31, 2000, 1997 and 1996, includes provision for loss on assets of $368,430, $263,186 and $77,023, respectively. In addition, net income for the years ended December 31, 1997 and 1996, includes $79,777 and $1,706, respectively, from a loss on sale of assets. Net income for the years ended December 31, 2000, 1999, 1998, and 1997, also includes $639,806, $848,303,
         $345,122, and $626,804, respectively, from gains on sale of land and buildings.

(3)      Distributions for the years ended December 31, 1998 and 1996, include a
         special  distribution  to  the  Limited  Partners  of  $70,000,   which
         represented cumulative excess operating reserves.

(4) Net income for the year ended December 31, 2000, includes $175,000 from lease termination income.

         The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on August 17, 1988, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains. The leases are generally triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 2000, the Partnership owned 38 Properties, either directly or indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         During the years ended December 31, 2000, 1999, and 1998, the Partnership generated cash from operations (which includes cash received from tenants, distributions from joint ventures and interest received, less cash paid for expenses) of $3,136,299, $3,204,934, and $3,243,660, respectively. The decrease in cash from operations during 2000 and 1999, each as compared to the previous year, was primarily a result of changes in income and expenses as described in "Results of Operations" below.

         In 1996, the Partnership entered into an agreement with the tenant of the Properties in Chester, Pennsylvania, and Orlando, Florida, for payment of certain rental payment deferrals the Partnership had granted to the tenant through March 31, 1996. Under the agreement, the Partnership agreed to abate approximately $42,700 of the rental payment deferral amounts. The tenant made payments of approximately $18,600 in each of April 1996, March 1997, April 1998, and April 1999 in accordance with the terms of the agreement, and the remaining balance of approximately $55,800 was collected during 2000. In addition, during 2000, the Partnership terminated the lease with the tenant of the Property located in Chester, Pennsylvania due to financial difficulties the tenant was experiencing. In connection with the terminated lease, the Partnership received $175,000 in consideration for the Partnership releasing the tenant from its obligations under the lease terms.

         In June 1997, the Partnership terminated the lease with the tenant of the Property in Greensburg, Indiana. In connection therewith, the Partnership accepted a promissory note from the former tenant for $13,077 for amounts relating to past due real estate taxes the Partnership had incurred as a result of the former tenant's financial difficulties. The promissory note, which is uncollateralized, bears interest at a rate of ten percent per annum, and is being collected in 36 monthly installments. Receivables at December 31, 2000, included $1,657 of such amounts. In July 1997, the Partnership entered into a new lease for the Property in Greensburg, Indiana, with a new tenant to operate the Property as an Arby's restaurant. In connection therewith, the Partnership paid $125,000 in renovation costs. The renovations were completed in October 1997, at which time payments of rent commenced.

         In January 1998, the Partnership reinvested the net sales proceeds from the 1997 sale of the Property in Plattsmouth, Nebraska, in an IHOP Property in Memphis, Tennessee, with affiliates of the General Partners as tenants-in-common. In connection therewith, the Partnership and the affiliates entered into an agreement whereby each party will share in the profits and losses of the Property in proportion to its applicable percentage interest. As of December 31, 2000, the Partnership owned a 46.2% interest in this Property.

         In January 1998, the Partnership sold its Property in Deland, Florida, to the tenant, for $1,250,000 and received net sales proceeds of $1,234,122, resulting in a gain of $345,122 for financial reporting purposes. This Property was originally acquired by the Partnership in October 1989 and had a cost of approximately $1,000,000, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $234,100 in excess of its original purchase price. In June 1998, the Partnership reinvested the majority of the net sales proceeds in a Property in Fort Myers, Florida, with an affiliate of the General Partners as tenants-in-common. As of December 31, 2000, the Partnership owned an 85 percent interest in this Property. The transaction relating to the sale of the Property in Deland, Florida, and the reinvestment of the net sales proceeds, qualified as a like-kind exchange transaction for federal income tax purposes.

         In February  1998,  the  Partnership  sold its  Property in  Melbourne,
Florida, for $590,000 and received net sales proceeds of $552,910. Due to the fact that during 1997, the Partnership recorded an allowance for loss of $158,239 for this Property, no gain or loss was recognized for financial reporting purposes in February 1998, relating to the sale. In April 1998, the Partnership contributed approximately $494,900, of the net sales proceeds to Melbourne Joint Venture to construct and hold one restaurant Property. As of December 31, 2000, the Partnership had contributed an additional $44,120 for such construction costs. As of December 31, 2000, the Partnership owned a 50 percent interest in the profits and losses of the joint venture.

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

         In October 1999, the Partnership used the majority of the net sales proceeds from the sales of the Properties in Walker Springs and Broadway, Tennessee, to invest approximately $2,108,100 in two Properties, one in each of Baytown, Texas and Round Rock, Texas, with CNL Income Fund III, Ltd. and CNL Income Fund XI, Ltd., respectively, affiliates of the General Partners, as tenants-in-common for an 80 percent and a 77 percent interest, respectively, in the Properties. In addition, in November 1999, the Partnership used the majority of the net sales proceeds from the sale of the Property in Greeneville, Tennessee, to invest an additional amount of approximately $1,017,600 in the IHOP Property in Dublin, California, as described above. In January 2000, the Partnership invested a majority of the net sales proceeds from the sale of the Property in Sevierville, Tennessee, in a Property in Niles, Illinois, with CNL Income Fund XIV, Ltd., an affiliate of the General Partners as tenants-in-common for a 74 percent interest in the Property. The Partnership acquired the Property from an affiliate of the General Partners. The affiliate had purchased and temporarily held title to the Property in order to facilitate the acquisition of the Property by the Partnership. The purchase price paid by the Partnership represented the costs incurred by the affiliate to acquire the Property, including closing costs. A portion of the transaction relating to the sales of the four Properties and the reinvestment of the net sales proceeds qualified as a like-kind exchange transaction for federal income tax purposes. However, the Partnership will distribute amounts sufficient to enabled the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners) resulting from the sales.

         In September 2000, the Partnership sold four of its Popeyes Properties, three in Jacksonville, Florida and one in Tallahassee, Florida, to a third party for a total of approximately $2,081,800 and received net sales proceeds totaling approximately $2,071,800 resulting in gains totaling approximately $639,800 for financial reporting purposes. These Properties were originally acquired by the Partnership in 1990 and had costs totaling approximately $1,708,900 excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold these Properties for approximately $362,900 in excess of their original purchase prices. In January 2001, the Partnership invested a portion of these net sales proceeds in two Properties located in Burley, Indiana and Cleburne, Texas at an approximate cost of $2,098,400. The General Partners believe a portion of the transaction relating to the sale of these four
Properties and the reinvestment of the net sales proceeds will qualify as a like-kind exchange transaction for federal income tax purposes. However, the Partnership will distribute amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners) resulting from the sales.

         None of the Properties owned by the Partnership, or the joint ventures or tenancy in common arrangements in which the Partnership owns an interest, is or may be encumbered. Under its partnership agreement, the Partnership is prohibited from borrowing for any purpose; provided, however, that the General Partners or their affiliates are entitled to reimbursement, at cost, for actual expenses incurred by the General Partners or their affiliates on behalf of the Partnership. Affiliates of the General Partners from time to time incur certain operating expenses on behalf of the Partnership for which the Partnership reimburses the affiliates without interest.

         Currently, rental income from the Partnership's Properties and net sales proceeds from the sale of Properties, pending reinvestment in additional Properties, are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At December 31, 2000, the Partnership had $972,373 invested in such short-term investments (including a certificate of deposit in the amount of $100,000) as compared to $2,125,493 at December 31, 1999. The decrease in cash and cash equivalents during 2000 was primarily a result of the Partnership investing in a Property located in Niles, Illinois, with an affiliate of the General Partners, as tenants-in-common, as described above. For the year ending December 31, 2000, the average interest rate earned on the rental income deposited in demand deposit accounts at commercial banks was approximately 4.13% annually. The funds remaining at December 31, 2000, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution. Based on cash from operations, and cumulative excess operating reserves for the year ended December 31, 1998, the Partnership declared distributions to the Limited Partners of $3,150,000, $3,150,000, and $3,220,000 for the years ended December 31, 2000, 1999, and 1998, respectively. This represents distributions of $45, $45, and $46 per Unit for the years ended December 31, 2000, 1999, and 1998, respectively. No amounts distributed to the Limited Partners for the years ended December 31, 2000, 1999, and 1998, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

         During 2000, the General Partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the General Partners' capital account as of December 31, 1999. Accordingly, the General Partners were not allocated any net income and did not receive any distributions during the year ended December 31, 2000.

         As of December 31, 2000 and 1999, the Partnership owed $5,396 and $65,220, respectively, to affiliates for operating expenses andaccounting and administrative services. As of March 15, 2001, the Partnership had reimbursed all such amounts to the affiliates. Other liabilities of the Partnership, including distributions payable decreased to $842,460 at December 31, 2000, from $946,165 at December 31, 1999. The decrease in other liabilities was primarily attributable to the fact that during 2000, the Partnership paid amounts that were accrued at December 31, 1999 relating to the proposed merger with APF, as described in "Termination of Merger." The General Partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During 1998, the Partnership and its consolidated joint venture, Caro Joint Venture, owned and leased 36 wholly owned Properties (including four Properties which were sold in 1998), and during 1999, the Partnership owned and leased 32 wholly owned Properties (including four Properties which were sold during 1999), and during 2000, the Partnership owned and leased 28 wholly owned Properties (including four Properties which were sold during 2000). In addition, during 1998 and 1999, the Partnership was a co-venturer in five separate joint ventures that owned and leased a total of five Properties and during 2000 the Partnership was a co-venturer in one additional joint venture that owned and leased one Property. During 1998, the Partnership owned and leased five Properties with affiliates as tenants-in-common and during 1999, the Partnership owned and leased eight Properties with affiliates as tenants-in-common and during 2000 the Partnership owned and leased nine Properties with affiliates as tenants-in-common. As of December 31, 2000, the Partnership owned, either directly, or through joint venture arrangements, 38 Properties which are generally subject to long-term, triple-net leases. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $37,900 to $222,800. Generally, the leases provide for percentage rent based on sales in excess of a specified amount. In addition, some of the leases provide that, commencing in the fourth to sixth lease year, the percentage rent will be an amount equal to the greater of the percentage rent calculated under the lease formula or a specified percentage (ranging from one to five percent) of the purchase price or gross sales. For further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item 2. Properties, respectively.

         During the years ended December 31, 2000, 1999, and 1998, the Partnership and its consolidated joint venture earned $2,355,377, $2,675,958, and $2,823,377, respectively, in rental income from operating leases (net of adjustments to accrued rental income) and earned income from direct financing leases. Rental and earned income decreased during 2000 and 1999, each as compared to the previous year, by approximately $249,700 and $324,600, respectively, primarily as a result of the sales of Properties during 2000, 1999 and 1998, described above in "Capital Resources". Rental and earned income are expected to remain at reduced amounts while equity in earnings of joint ventures is expected to increase due to the fact that the Partnership reinvested the net sales proceeds from the 2000 and 1999 sales at Properties in joint ventures or in Properties with affiliates of the General Partners, as tenants-in-common.

         Rental and earned income decreased during 2000, as compared to 1999, due to the fact that the Partnership recorded an allowance for doubtful accounts during 2000 by approximately $34,000 for rental amounts relating to the Denny's Property located in Broken Arrow, Oklahoma, in accordance with generally accepted accounting principles. The General Partners will continue to pursue collection of these past due amounts and will recognize such amounts as income, if collected. No such allowance was recorded in 1999 or 1998.

         The decrease in rental and earned income during 2000 and 1999, each as compared to the previous year, was offset by the fact that the Partnership collected and recorded as income approximately $53,700 and $18,600 during 2000 and 1999, in rental payment deferrals for the two Properties leased by the same tenant in Chester, Pennsylvania, and Orlando, Florida. Previously, the Partnership had established an allowance for doubtful accounts for these amounts. These amounts were collected in accordance with the agreement entered into in March 1996, with the tenant to pay the remaining balance of the rental payment deferral amounts as discussed above in "Capital Resources." During 2000, the tenant terminated its lease relating to the Property in Chester, Pennsylvania. In connection with the termination, the Partnership received termination income in consideration for the Partnership releasing the tenant from its obligations under the lease. The Partnership will not recognize any rental income relating to this Property until the Property is re-leased or the Property is sold and the proceeds are reinvested in an additional Property. The General Partners are currently seeking a replacement tenant or purchaser for this Property. The lost revenues from this vacant Property could have an adverse effect on the results of operations of the Partnership, if the Partnership is not able to re-lease the Property in a timely manner.

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

         The decrease in rental and earned income during 1999, as compared to 1998, was partially offset by the fact that during 1999, the Partnership's consolidated joint venture collected and recognized as income past due rental amounts of approximately $33,000 for which the joint venture had previously established an allowance for doubtful accounts. No such allowance was established during 2000.

         The decrease in rental and earned income for 1999 as compared to 1998, was partially offset by the fact that during June 1998, the Partnership reversed approximately $155,500 in accrued rental income (non-cash accounting adjustments relating to the straight-lining of future scheduled rent increases over the lease term in accordance with generally accepted accounting principles) relating to the Property in Bellevue, Nebraska to adjust the carrying value of the asset to the net proceeds received from the sale of this Property in June 1998.

         In addition, for the years ended December 31, 2000, 1999, and 1998, the Partnership earned $672,749, $524,643, and $323,105, respectively, attributable to net income earned by joint ventures in which the Partnership is a co-venturer. The increase in net income earned by joint ventures during 2000 and 1999, each as compared to the previous year, was primarily due to the fact that in 1999 and 2000, the Partnership reinvested the net sales proceeds it received from the 1999 sales of four Burger King Properties in four Properties with affiliates of the general partners as tenants-in-common. The increase in net income earned by joint ventures during 2000 was partially offset by the fact that during 2000, the lease relating to the Property owned by Melbourne Joint Venture, in which the Partnership owns a 50 percent interest, was amended to provide for rent reductions starting in February 2000. In June 2000, the operator of this Property vacated the Property and discontinued operations. As a result, during 2000, the joint venture established an allowance for doubtful accounts for past due rental amounts. The joint venture will continue to pursue collection of past due rental amounts and will recognize such amounts as income if collected. The joint venture will not recognize any rental income relating to this Property until such time as the joint venture executes a new lease or until the Property is sold and the proceeds from such sale are reinvested in an additional Property. In addition, the joint venture established an allowance for loss on assets for this Property of approximately $219,100. The allowance represented the difference between the Property's net carrying value at December 31, 2000 and the current estimated net realizable value for the Property. Net income earned during 2000 and 1999 was also higher due to the fact that in 1998, the Partnership reinvested the net sales proceeds it received from the 1997 and 1998 sales of three Properties in additional Properties in Overland Park, Kansas; Memphis, Tennessee and Fort Myers, Florida with affiliates of the General Partners as tenants-in-common.

         During the year ended December 31, 2000, two of the Partnership's lessees, Golden Corral Corporation, and IHOP Properties, Inc., each contributed more than ten percent of the Partnership's total rental and earned income (including rental income from the Partnership's consolidated joint venture and the Partnership's share of the rental and earned income from the Properties owned by five unconsolidated joint ventures in which the Partnership is a co-venturer and nine Properties owned with affiliates of the General Partners as tenants-in-common). As of December 31, 2000, Golden Corral Corporation was the lessee under leases relating to five restaurants, IHOP Properties, Inc. was the lessee under leases relating to eight restaurants. It is anticipated that, based on the minimum annual rental payments required by the leases, these two lessees each will continue to contribute more than ten percent of the Partnership's total rental income during 2001. In addition, two Restaurant Chains, Golden Corral and IHOP, each accounted for more than ten percent of the Partnership's total rental and earned income during the year ended December 31, 2000 (including rental income from the Partnership's consolidated joint venture and the Partnership's share of the rental and earned income from the Properties owned by five unconsolidated joint ventures in which the Partnership is a co-venturer and nine Properties owned with affiliates of the General Partners as tenants-in-common). In 2001, it is anticipated that these Restaurant Chains each will continue to account for more than ten percent of the Partnership's total rental and earned income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

         For the years ended 2000, 1999, and 1998, the Partnership also earned $58,100, $147,908, and $110,502, respectively, in interest and other income. Interest and other income during the year ended December 31, 1999, as compared to the years ended December 31, 2000 and 1998, was higher primarily due to the high number of dollars uninvested during 1999, as compared to 2000 and 1998 amount of interest earned on the net sales proceeds received and held in escrow relating to the sale of the four Burger King Properties, until such proceeds were reinvested in additional Properties, as described above in "Capital Resources."

         Operating expenses, including depreciation and amortization expense, were $641,087, $799,269, and $694,773, for the years ended December 31, 2000,
1999, and 1998, respectively. The decrease in operating expenses during 2000, as compared to 1999, and the increase during 1999, as compared to 1998, was primarily due to the amount of the transaction costs the Partnership incurred related to the General Partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed and terminated Merger with APF, as described in "Termination of Merger." The decrease during 2000, as compared to 1999, was partially attributed to, and the increase during 1999, as compared to 1998, was partially offset by, a decrease in depreciation expense due to sales of several Properties in 2000, 1999 and 1998.

         As a result of the sale of four Popeye's Properties, as described above in "Capital Resources," the Partnership recognized gains of $639,806 during the year ended December 31, 2000, for financial reporting purposes. As a result of the sale of the four Burger King Properties, as described above in "Capital Resources", the Partnership recognized gains of $848,303 during the year ended December 31, 1999, for financial reporting purposes. In addition, as a result of the sale of the Property in Deland, Florida, as described above in "Capital Resources," the Partnership recognized a gain of $345,122 during the year ended December 31, 1998, for financial reporting purposes.

         During the year ended December 31, 2000, the Partnership recorded a provision for loss on assets in the amount of $368,430, for financial reporting purposes for the Property in Chester, Pennsylvania. This lease for this Property was terminated in 2000, as described above in "Capital Resources." The allowance at December 31, 2000, represented the difference between the Property's carrying value at December 31, 2000, and the estimated net realizable value for this Property. No such provision was recorded during the years ended December 31, 1999 and 1998. In connection with the lease termination, the Partnership received $175,000 as lease termination income as consideration of the Partnership releasing the tenant from its obligations and the lease, as described in "Capital Resources."

         The Partnership's leases as of December 31, 2000, are generally triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Management expects that increases in restaurant sales volumes due to inflation and real sales growth should result in an increase in rental income over time. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

         In December 1999, the Securities and Exchange Commission released SAB 101, which provides the staff's view in applying generally accepted accounting principles to selected revenue recognition issues. SAB 101 requires the Partnership to defer recognition of certain percentage rental income until certain defined thresholds are met. The Partnership adopted SAB 101 beginning January 1, 2000. Implementation of SAB 101 did not have a material impact on the Partnership results of operations.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments, embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The Statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133." FAS 137 deferred the effective date of FAS 133 for one year. FAS 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Partnership has reviewed both statements and has determined that both FAS 133 and FAS 137 do not apply to the Partnership as of December 31, 2000.

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


Item 8.  Financial Statements and Supplementary Data

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                                    CONTENTS







                                                                   Page

Report of Independent Certified Public Accountants                  18

Financial Statements:

     Balance Sheets                                                 19

     Statements of Income                                           20

     Statements of Partners' Capital                                21

     Statements of Cash Flows                                    22-23

     Notes to Financial Statements                               24-40

               Report of Independent Certified Public Accountants





To the Partners
CNL Income Fund VI, Ltd.


In our opinion,  the financial  statements  listed in the index  appearing under item 14(a)(1) present fairly, in all material respects, the financial position of CNL Income Fund VI, Ltd. (a Florida limited partnership) at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 14(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




/s/ PricewaterhouseCoopers LLP


Orlando, Florida
February 2, 2001

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS

                                                                                              December 31,
                                                                                   2000                        1999
                                                                             ------------------         --------------------

                            ASSETS


Land and buildings on operating leases, less accumulated
      depreciation and allowance for loss on land and building                    $13,428, 503                 $ 15,069,805
Net investment in direct financing leases                                            3,324,866                    3,864,455
Investment in joint ventures                                                         9,280,761                    8,377,455
Cash and cash equivalents                                                              868,873                    2,125,493
Certificate of deposit                                                                 103,500                           --
Restricted cash                                                                      2,062,036                           --
Receivables, less allowance for doubtful accounts of $193,869
      and $240,497, respectively                                                       141,085                      134,477
Due from related parties                                                                13,593                       19,111
Prepaid expenses                                                                        30,010                        2,847
Lease costs, less accumulated amortization of $10,481 and
      $8,831, respectively                                                               7,219                        8,869
Accrued rental income, less allowance for doubtful accounts
      of $47,718 in 2000 and 1999                                                      533,412                      491,616
Other assets                                                                            26,731                       26,731
                                                                            ------------------         --------------------

                                                                                  $ 29,820,589                 $ 30,120,859
                                                                            ==================         ====================


              LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                                                                    $   41,715                   $  131,093
Escrowed real estate taxes payable                                                      11,126                       11,572
Due to related parties                                                                   5,396                       65,220
Distributions payable                                                                  787,500                      787,500
Rents paid in advance and deposits                                                      12,119                       16,000
                                                                             ------------------         --------------------
        Total liabilities                                                              857,856                    1,011,385

Minority interest                                                                      140,333                      153,870

Partners' capital                                                                   28,822,400                   28,955,604
                                                                            ------------------         --------------------

                                                                                  $ 29,820,589                 $ 30,120,859
                                                                             ==================         ====================

                See accompanying notes to financial statements.


                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME


                                                                               Year Ended December 31,
                                                                      2000                1999               1998
                                                                ------------------   ---------------    ---------------

Revenues:
     Rental income from operating leases                            $   1,935,866      $  2,226,183       $  2,520,346
     Adjustments to accrued rental income                                      --            (8,774 )         (167,227 )
     Earned income from direct financing leases                           419,511           458,549            470,258
     Contingent rental income                                             152,450           149,981            156,676
     Interest and other income                                             58,100           147,908            110,502
                                                                  ---------------    ---------------    ---------------
                                                                        2,565,927         2,973,847          3,090,555
                                                                ------------------   ---------------    ---------------
Expenses:
     General operating and administrative                                 169,603           158,011            160,358
     Professional services                                                 45,719            45,076             32,400
     Bad debt expense                                                          --                --             12,854
     Real estate taxes                                                      3,780                --                 --
     State and other taxes                                                 18,720            10,042             10,392
     Depreciation and amortization                                        368,978           411,907            458,558
     Transaction costs                                                     34,287           174,233             20,211
                                                                ------------------   ---------------    ---------------
                                                                          641,087           799,269            694,773
                                                                ------------------   ---------------    ---------------
Income Before Minority Interest in Income of Consolidated
     Joint Venture, Equity in Earnings of Unconsolidated
     Joint Ventures, Gain on  Sale of Assets, Provision for
     Loss on Assets, and Lease Termination Income                       1,924,840         2,174,578          2,395,782

Minority Interest in Income of Consolidated Joint Venture                 (27,169  )        (37,050  )         (43,128 )

Equity in Earnings of Unconsolidated Joint Ventures                       672,749           524,643            323,105

Gain on Sale of Assets                                                    639,806           848,303            345,122

Provision for Loss on Assets                                             (368,430  )             --                 --

Lease Termination Income                                                  175,000                --                 --
                                                                  ---------------    ---------------    ---------------

Net Income                                                          $   3,016,796      $  3,510,474       $  3,020,881
                                                                ==================   ===============    ===============

Allocation of Net Income:
     General partners                                                   $      --        $   33,908         $   28,327
     Limited partners                                                   3,016,796         3,476,566          2,992,554
                                                                ------------------   ---------------    ---------------

                                                                    $   3,016,796      $  3,510,474       $  3,020,881
                                                                ==================   ===============    ===============

Net Income Per Limited Partner Unit                                   $     43.10        $    49.67         $    42.75
                                                                ==================   ===============    ===============

Weighted Average Number of Limited Partner Units Outstanding
                                                                           70,000            70,000             70,000
                                                                ==================   ===============    ===============

                See accompanying notes to financial statements.


                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 2000, 1999 and 1998


                                 General Partners                                      Limited Partners
                              ------------------------------  ----------------------------------------------------------------------
                                             Accumulated                                       Accumulated    Syndication
                              Contributions   Earnings    Contributions     Distributions      Earnings        Costs        Total
                              ------------- -----------  ---------------   --------------- --------------- ------------ ------------

Balance, December 31, 1997     $  1,000       $228,363    $  35,000,000    $ (25,584,226 )  $  23,164,112   $(4,015,000)$28,794,249

    Distributions to limited
       partners ($46.00 per
       limited partner unit)         --            --               --       (3,220,000 )             --           --    (3,220,000)
    Net income                       --         28,327               --               --        2,992,554           --    3,020,881
                              ------------- --------------  ---------------   --------------- ------------- ------------ -----------

Balance, December 31, 1998        1,000        256,690       35,000,000      (28,804,226 )     26,156,666    (4,015,000) 28,595,130

    Distributions to limited
       partners ($45.00 per
       limited partner unit)         --             --               --       (3,150,000 )             --           --   (3,150,000)
    Net income                       --         33,908               --               --        3,476,566           --    3,510,474
                              ------------- --------------  ---------------   --------------- --------------- ------------ ---------

Balance, December 31, 1999        1,000        290,598       35,000,000      (31,954,226 )     29,633,232    (4,015,000) 28,955,604

    Distributions to limited
       partners ($45.00 per
       limited partner unit)         --             --               --       (3,150,000 )             --           --   (3,150,000)
    Net income                       --             --               --               --        3,016,796           --    3,016,796
                              ------------- --------------  ---------------   --------------- --------------- ------------ ---------

Balance, December 31, 2000     $  1,000       $290,598    $  35,000,000    $ (35,104,226 )  $  32,650,028    (4,015,000)$28,822,400
                              ============= ==============  ===============   =============== =============== ============ =========



                See accompanying notes to financial statements.



                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                                Year Ended December 31,
                                                                    2000                1999                  1998
                                                               ---------------     ---------------       ---------------

Increase ( Decrease) in Cash and Cash Equivalents:

Cash Flows from Operating Activities:
    Cash received from tenants                                   $  2,647,604        $  2,817,707         $  3,092,644
    Distributions from unconsolidated joint ventures                  881,943             483,152              328,721
    Cash paid for expenses                                           (437,139)           (227,913)            (270,339)
    Interest received                                                  43,891             131,988               92,634
                                                            ------------------  ------------------   ------------------
        Net cash provided by operating activities                   3,136,299           3,204,934            3,243,660
                                                            ------------------  ------------------   ------------------

Cash Flows from Investing Activities:
    Proceeds from sale of assets                                    2,071,847           4,316,145            2,832,253
    Additions to land and buildings on operating leases
                                                                           --                  --             (125,000)
    Investment in joint ventures                                   (1,112,500)         (3,314,843)          (3,896,598)
    Investment in certificate of deposit                             (100,000)                 --                   --
    Decrease (increase) in restricted cash                         (2,061,560)                 --              697,650
    Payment of lease costs                                                 --              (3,300)              (3,300)
    Other                                                                  --                  --                  (84)
                                                            ------------------  ------------------   ------------------

        Net cash provided by (used in) investing
           activities                                              (1,202,213)            998,002             (495,079)
                                                            ------------------  ------------------   ------------------

Cash Flows from Financing Activities:
    Distributions to limited partners                              (3,150,000)         (3,220,000)          (3,150,000)
    Distributions to holder of minority interest                      (40,706)            (28,129)             (42,654)
                                                            ------------------  ------------------   ------------------
        Net cash used in financing activities                      (3,190,706)         (3,248,129)          (3,192,654)
                                                            ------------------  ------------------   ------------------

Net Increase (Decrease) in Cash and Cash
    Equivalents                                                    (1,256,620)            954,807             (444,073)

Cash and Cash Equivalents at Beginning of Year                      2,125,493           1,170,686            1,614,759
                                                            ------------------  ------------------   ------------------

Cash and Cash Equivalents at End of Year                          $   868,873        $  2,125,493         $  1,170,686
                                                            ==================  ==================   ==================

                See accompanying notes to financial statements.


                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED


                                                                                   Year Ended December 31,
                                                                            2000               1999               1998
                                                                       ---------------    ---------------    ---------------

Reconciliation of Net Income to Net Cash Provided by Operating
    Activities:

       Net income                                                        $  3,016,796       $  3,510,474       $  3,020,881
                                                                      ---------------    ---------------     ---------------

       Adjustments to  reconcile  net income to net cash  provided by  operating activities:
            Depreciation                                                      367,328            410,257            456,958
            Amortization                                                        1,650              1,650              1,600
            Bad debt expense                                                       --                 --             12,854
            Equity in earnings of unconsolidated joint ventures,
               net of distributions                                           209,194            (41,491 )            5,616
            Gain on sale of assets                                           (639,806 )         (848,303 )         (345,122 )
            Provision for loss on assets                                      368,430                 --                 --
            Minority interest in income of consolidated joint
               venture                                                         27,169             37,050             43,128
            Decrease in due from related parties                                5,518                 --                 --
            Decrease (increase) in receivables                                (10,584 )           (2,676 )            8,649
            Decrease (increase) in prepaid expenses                           (27,163 )           (1,898 )            3,286
            Decrease in net investment in direct financing leases              68,794             64,697             63,868
            Decrease (increase) in accrued rental income                      (97,498 )          (95,735 )           51,142
            Increase (decrease) in accounts payable and accrued
               expenses                                                       (89,824 )          135,333            (37,246 )
            Increase (decrease ) in due to related parties                    (59,824 )           45,817            (12,532 )
            Increase (decrease) in rents paid in advance and
               deposits                                                        (3,881 )          (10,241 )          (29,422 )
                                                                       ---------------    ---------------    ---------------
            Total adjustments                                                 119,503           (305,540 )          222,779
                                                                       ---------------    ---------------    ---------------

Net Cash Provided by Operating Activities                                $  3,136,299       $  3,204,934       $  3,243,660
                                                                       ===============    ===============    ===============

Supplemental Schedule of Non-Cash Financing Activities:

       Distributions declared and unpaid at December 31                   $   787,500        $   787,500        $   857,500
                                                                       ===============    ===============    ===============


                See accompanying notes to financial statements.


                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2000, 1999, and 1998


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

                  Years Ended December 31, 2000, 1999, and 1998


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

                  Years Ended December 31, 2000, 1999, and 1998


1.       Significant Accounting Policies - Continued:
         -------------------------------------------

         The Partnership's investments in Auburn Joint Venture, Show Low Joint Venture, Asheville Joint Venture, Warren Joint Venture, and Melbourne Joint Venture and properties in Clinton, North Carolina; Vancouver, Washington; Overland Park, Kansas; Memphis, Tennessee; Fort Myers, Florida; Baytown, Texas; Round Rock, Texas; Dublin, California; and Niles, Illinois, each of which is held as tenants-in-common with affiliates of the general partners, are accounted for using the equity method since the Partnership shares control with the affiliates.

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

                  Years Ended December 31, 2000, 1999, and 1998


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

         Staff Accounting Bulletin No. 101 ("SAB 101") - In December 1999, the Securities and Exchange Commission released SAB 101, which provides the staff's view in applying generally accepted accounting principles to selected revenue recognition issues. SAB 101 requires the Partnership to defer recognition of certain percentage rental income until certain defined thresholds are met. The Partnership adopted SAB 101 beginning January 1, 2000. Implementation of SAB 101 did not have a material impact on the Partnership results of operations.

         Statement of Financial Accounting Standards No. 133 ("FAS 133") and Statement of Financial Accounting Standards No. 137 ("FAS 137") - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments, embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The Statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133." FAS 137 deferred the effective date of FAS 133 for one year. FAS 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Partnership has reviewed both statements and has determined that both FAS 133 and FAS 137 do not apply to the Partnership as of December 31, 2000.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


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

3.       Land and Buildings on Operating Leases:
         --------------------------------------

         Land and buildings on operating leases consisted of the following at December 31:

                                                                      2000                 1999
                                                               -------------------   ------------------

                  Land                                               $  6,719,502          $ 7,094,433
                  Buildings                                            10,239,615           11,233,038

                                                               -------------------   ------------------

                                                                       16,959,117           18,327,471
                  Less accumulated depreciation                        (3,162,184 )         (3,257,666 )
                                                               -------------------   ------------------
                                                                       13,796,933           15,069,805
                  Less allowance for loss on
                       land and building                                 (368,430 )                 --
                                                               -------------------   ------------------

                                                                     $ 13,428,503         $ 15,069,805
                                                               ===================   ==================


         In June 1999, the Partnership sold four Burger King properties, one in each of Sevierville, Walker Springs, Broadway and Greeneville, Tennessee, to the tenant in accordance with the purchase options under the lease agreements, for a total of approximately $4,354,000 and received net sales proceeds of $4,316,145, resulting in a total gain of $848,303 for financial reporting purposes. These properties were originally

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


3.       Land and Buildings on Operating Leases - Continued:
         ---------------------------------------------------

         acquired by the Partnership in January 1990 and had costs totaling approximately $3,535,700, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold these properties for a total of approximately $780,400 in excess of their original purchase prices. In October 1999, the Partnership reinvested a portion of the net sales proceeds in two properties located in Baytown, Texas and Round Rock, Texas, each as tenants-in-common with affiliates of the general partners. In addition, in November 1999, the Partnership acquired a property in Dublin, California, as tenants-in common with an affiliate of the general partners. In January 2000, the Partnership reinvested the remaining net sales proceeds in a property located in Niles, Illinois, as a tenants-in-common with affiliates of the general partners (see Note 5).

         In September 2000, the Partnership sold four of its properties, three in Jacksonville, Florida and one in Tallahassee, Florida, to a third party for a total of approximately $2,081,800 and received net sales proceeds totaling approximately $2,071,800 resulting in gains totaling approximately $639,800 for financial reporting purposes. These properties were originally acquired by the Partnership in 1990 and had costs totaling approximately $1,708,900 excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the properties for approximately $362,900 in excess of their original purchase prices. In February 2001, the Partnership reinvested the net sales proceeds to acquire two properties located in Burley, Indiana and Cleburne, Texas at an approximate cost of $2,098,400 (see Note 13).

         During 2000, the Partnership recorded a provision for loss on assets of $368,430 relating to the property located in Chester, Pennsylvania due to the fact that the operator of this property vacated the property and ceased operations. The provision for loss represented the difference between the net carrying value of the property at December 31, 2000, and the realizable value for this property.

         Some leases provide for escalating guaranteed minimum rents throughout the lease terms. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 2000, 1999, and 1998, the Partnership recognized income of $97,498, $95,735 (net of $8,774 in reserves), and a loss of $51,142 (net of $155,528 in reversals and $11,699 in reserves), respectively, of such rental income. The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 2001:

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


3.       Land and Buildings on Operating Leases - Continued:
         ---------------------------------------------------

                     2001                                  $1,733,526
                     2002                                   1,748,610
                     2003                                   1,740,021
                     2004                                   1,727,876
                     2005                                   1,059,857
                     Thereafter                             6,363,472
                                                      ----------------

                                                          $14,373,362
                                                      ================

         Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include any amounts for future contingent rentals which may be received on the leases based on a percentage of the tenant's gross sales.

4.       Net Investment in Direct Financing Leases:
         ------------------------------------------

         The following lists the components of the net investment in direct financing leases at December 31:

                                                                          2000                 1999
                                                                     ----------------    -----------------

                Minimum lease payments receivable                        $ 5,684,730          $ 6,726,045
                Estimated residual values                                  1,244,870            1,440,446
                Less unearned income                                      (3,604,734 )         (4,302,036 )
                                                                     -----------------   ----------------

                Net investment in direct financing leases                $ 3,324,866          $ 3,864,455
                                                                     ================    =================



                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


4.       Net Investment in Direct Financing Leases - Continued:
         ------------------------------------------------------

         The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 2000:

                      2001                                $  439,616
                      2002                                   439,616
                      2003                                   439,616
                      2004                                   439,616
                      2005                                   442,505
                      Thereafter                           3,483,761
                                                    -----------------
                                                         $ 5,684,730
                                                    =================

         The above table does not include future minimum lease payments for renewal periods or for contingent rental payments that may become due in future periods (see Note 3).

         During the year ended December 31, 2000, the tenant relating to the property in Chester, Pennsylvania, defaulted under the terms of its lease and vacated the property and terminated its lease. In connection with the termination, the Partnership received termination income in consideration for the Partnership releasing the tenant from its obligations under the lease. As a result, the Partnership reclassified the related assets from net investment in direct financing leases to land and building on operating leases. In accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases," the Partnership recorded the reclassified asset at the lower of original cost, present fair value, or present carrying value. No loss on termination of direct financing leases was recorded for financial reporting purposes (see Note 3).

5.       Investment in Joint Ventures:
         ----------------------------

         The  Partnership has a 3.9%, 36 percent,  14.46%,  64.29%,  23.04%,  18 percent, 34.74%, 46.2% and 85 percent interest in the profits and losses of Auburn Joint Venture, Show Low Joint Venture, Asheville Joint Venture, Warren Joint Venture, a property in Vancouver, Washington, a property in Clinton, North Carolina, a property in Overland Park, Kansas, and a property in Memphis, Tennessee, and a property in Fort Myers, Florida, held as tenants-in-common, respectively. The remaining interests in these joint ventures and the properties held as tenants in common are held by affiliates of the Partnership which have the same general partners.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


5.       Investment in Joint Ventures - Continued:
         ----------------------------------------

         In October 1999, the Partnership used the majority of the net sales proceeds from the sales of the properties in Walker Springs and Broadway, Tennessee, to invest in two properties, one in each of Baytown, Texas and Round Rock, Texas, with CNL Income Fund III, Ltd. and CNL Income Fund XI, Ltd., respectively, affiliates of the general partners, as tenants-in-common, for an 80 percent and a 77 percent interest, respectively, in the properties. As of December 31, 2000, the Partnership had contributed a total of approximately $2,108,100 to these tenancy in common arrangements.

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

         During 2000, the lease relating to the property owned by Melbourne Joint Venture was amended to provide for rent reductions. As a result, the joint venture reclassified the building portion of the property from a net investment in direct financing lease to an operating lease. In accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases" the joint venture recorded the reclassified asset at the lower of original cost, present fair value, or present carrying value. No loss on termination of direct financing leases was recorded for financial reporting purposes. As of December 31, 2000, the joint venture, in which the Partnership has a 50 percent interest, recorded a provision for loss on assets totaling approximately $219,100 for financial reporting purposes, due to the fact that the operator of this property vacated the property and ceased operations. The allowance represented the difference between the property's net carrying value at December 31, 2000 and the current estimate of net realizable value of the property.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                   Years Ended December 31, 2000, 1999, and 1998


5.       Investment in Joint Ventures - Continued:
         ----------------------------------------

         In January 2000, the Partnership used the net sales proceeds received from the 1999 sale of a property in Sevierville, Tennessee, to acquire an interest in a Baker's Square property in Niles, Illinois, with CNL Income Fund XIV, Ltd., a Florida limited partnership and an affiliate of the general partners, as tenants-in-common. The Partnership acquired this interest from CNL BB Corp., an affiliate of the general partners. In connection therewith, the Partnership and CNL Income Fund XIV, Ltd. entered into an agreement whereby each co-venturer will share in the profits and losses of the property in proportion to its applicable percentage interest. The Partnership accounts for its interest in this property using the equity method since the Partnership shares control with an affiliate. As of December 31, 2000, the Partnership owned a 74 percent interest in this property.

         Auburn Joint Venture, Show Low Joint Venture, Asheville Joint Venture, Melbourne Joint Venture, Warren Joint Venture, and the Partnership and affiliates as tenants-in-common in nine separate tenancy-in-common arrangements, each own and lease one property to an operator of national fast-food and family-style restaurants. The following presents the combined, condensed financial information for the joint ventures and the properties held as tenants-in-common with affiliates at December 31:

                                                                          2000                      1999
                                                                -----------------------     --------------------

               Land and buildings on operating leases, less
                    accumulated depreciation and
                    allowance for loss on assets                          $  14,169,149             $ 12,510,374
               Net investment in direct financing leases                      3,273,874                3,938,686
               Cash                                                              43,276                   83,127
               Receivables, less allowance for
                    doubtful accounts                                            41,191                  103,745
               Accrued rental income                                            476,522                  350,510
               Other assets                                                       1,927                    2,320
               Liabilities                                                       23,270                   93,231
               Partners' capital                                             17,982,669               16,895,531
               Revenues                                                       1,861,676                1,435,647
               Provision for loss on assets                                    (219,053 )                     --
               Net income                                                     1,320,968                1,258,086


                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


5.       Investment in Joint Ventures - Continued:
         ----------------------------------------

         The Partnership recognized income totaling $672,749, $524,643, and $323,105 for the years ended December 31, 2000, 1999, and 1998, respectively, from these joint ventures.

6.       Restricted Cash:
         ---------------

         As of December 31, 2000, the net sales proceeds of $2,061,560 from the sales of the four Popeye's properties, plus accrued interest of $476, were being held in interest-bearing escrow accounts pending the release of funds by the escrow agent to acquire additional properties on behalf of the Partnership.

7.       Receivables:
         -----------

         In June 1997, the Partnership terminated the lease with the tenant of the property in Greensburg, Indiana. In connection therewith, the Partnership accepted a promissory note from the former tenant for $13,077 for amounts relating to past due real estate taxes the Partnership had incurred as a result of the former tenant's financial difficulties. The promissory note, which is uncollateralized, bears interest at a rate of ten percent per annum and is being collected in 36 monthly installments. Receivables at December 31, 2000 and 1999, included $1,657 and $3,437, respectively, of such amounts.

8.       Allocations and Distributions:
         -----------------------------

         From inception through December 31, 1999, generally, all net income and net losses of the Partnership, excluding gains and losses from the sale of properties, were allocated 99 percent to the limited partners and one percent to the general partners. From inception through December 31, 1999 distributions of net cash flow were made 99 percent to the limited partners and one percent to the general partners; provided however, that the one percent of net cash flow to be distributed to the general partners was subordinated to receipt by the limited partners of an aggregate, ten percent, cumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return").

         From inception through December 31, 1999, generally, net sales proceeds from the sale of properties not in liquidation of the Partnership, to the extent distributed, were distributed first to the limited partners in an amount sufficient to provide them with their 10% Preferred Return, plus the return of their adjusted capital contributions. The general

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


8.       Allocations and Distributions - Continued:
         -----------------------------------------

         partners then received, to the extent previously subordinated and unpaid, a one percent interest in all prior distributions of net cash flow and a return of their capital contributions. Any remaining sales proceeds were distributed 95 percent to the limited partners and five percent to the general partners. Any gain from the sale of a property not in liquidation of the Partnership was, in general, allocated in the same manner as net sales proceeds are distributable. Any loss from the sale of a property was, in general, allocated first, on a pro rata basis, to partners with positive balances in their capital accounts; and thereafter, 95 percent to the limited partners and five percent to the general partners.

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

         Effective January 1, 2000, the general partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the general partners' capital account as of December 31, 1999. Accordingly, for years commencing January 1, 2000 and after, the Partnership's net income will be allocated entirely among the limited partners. However, if losses are allocated to the general partners in a year, an amount of income equal to the sum of such losses may be allocated to the general partner in succeeding years. Accordingly, the general partners were not allocated any net income and did not receive any distributions during the year ended December 31, 2000.

         During the years ended December 31, 2000, 1999, and 1998, the Partnership declared distributions to the limited partners of $3,150,000, $3,150,000, and $3,220,000, respectively. No distributions have been made to the general partners to date.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


9.       Income Taxes:
         ------------

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                             2000            1999             1998
                                                                        --------------- ---------------- ---------------

          Net income for financial reporting purposes                        3,016,796      $ 3,510,474     $ 3,020,881

          Depreciation for tax reporting purposes in excess of
               depreciation for financial reporting purposes                   (57,187)         (61,184)        (65,666)

          Allowance for loss on assets                                         368,430               --              --

          Direct financing leases recorded as operating leases for
               tax reporting purposes                                           68,794           64,696          63,868

          Gain and loss on sale of land and buildings  for  financial reporting purposes in excess of gain and loss on sale
               for tax reporting purposes                                     (639,806)        (459,787)       (543,697)

          Equity in earning  of  unconsolidated  joint  ventures  for
               financial reporting   purposes   in  excess  of  equity
               in   earnings   of unconsolidated joint ventures for tax
               reporting purposes                                                4,976          (70,289)        (14,400)

          Allowance for doubtful accounts                                      (46,628)         (83,316)        (39,597)

          Accrued rental income                                                (97,498)         (95,735)         51,142

          Rents paid in advance                                                 (4,381)         (10,241)        (30,922)

          Capitalization (deduction) of transaction costs for tax             (194,444)         174,233          20,211
               reporting purposes

          Minority interest in timing differences of consolidated
               joint venture                                                     3,761           15,618          14,513
                                                                        --------------- ---------------- ---------------

          Net income for federal income tax purposes                       $ 2,422,813      $ 2,984,469     $ 2,476,333
                                                                        =============== ================ ===============



                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


10.      Related Party Transactions:
         --------------------------

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Holdings, Inc. The other individual general partner, Robert A. Bourne, serves as President and Treasurer of CNL Financial Group, Inc., a wholly owned subsidiary of CNL Holdings, Inc.. CNL Fund Advisors, Inc. (the "Advisor") was a majority owned subsidiary of CNL Financial Group, Inc. until it merged with CNL American Properties Fund, Inc. ("APF"), effective September 1, 1999. The individual general partners are stockholders and directors of APF.

         The Advisor provides certain services relating to management of the Partnership and its properties pursuant to a management agreement with the Partnership. In connection therewith, the Partnership agreed to pay the Advisor a management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures and the property held as tenants-in-common with an affiliate, but not in excess of competitive fees for comparable services. These fees are payable only after the limited partners receive their 10% Preferred Return. Due to the fact that these fees are noncumulative, if the limited partners have not received their 10% Preferred Return in any particular year, no management fees will be due or payable for such year. As a result of such threshold, no management fees were incurred during the years ended December 31, 2000 and 1998.

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

         During the year ended December 31, 2000, the Partnership and CNL Income Fund XIV, Ltd., as tenants-in-common, acquired an interest in a Baker's Square property from CNL BB Corp., an affiliate of the general partners, for a purchase price of $1,112,500. CNL Income Fund XIV, Ltd., is a Florida limited partnership and an affiliate of the general

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


10.      Related Party Transactions - Continued:
         --------------------------------------

         partners. CNL BB Corp. had purchased and temporarily held title to this property in order to facilitate the acquisition of the property by the Partnership. The purchase price paid by the Partnership represents the costs incurred by CNL BB Corp. to acquire and carry the property, including closing costs. In accordance with the Statement of Policy of Real Estate Programs for the North American Securities Administrators Association, Inc., all income, expense, profits and losses generated by or associated with the property were treated as belonging to the Partnership. As of December 31, 2000, other income of the tenants-in-common includes $2,103 of such amounts.

         During the years ended December 31, 2000, 1999, and 1998, the Advisor and its affiliates provided accounting and administrative services to the Partnership on a day-to-day basis including services relating to the proposed and terminated merger. The Partnership incurred $97,772, $118,067, and $107,969 for the years ended December 31, 2000, 1999, and 1998, respectively, for such services.

         The due to related parties at December 31, 2000 and 1999, totaled $5,396 and $65,220, respectively.

11.      Concentration of Credit Risk:
         ----------------------------

         The following schedule presents total rental and earned income from individual lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for each of the years ended December 31:

                                                                 2000               1999                1998
                                                             --------------    ----------------    ---------------

              IHOP Properties, Inc.                               $864,889           $ 574,011           $454,889
              Golden Corral Corporation                            771,099             761,226            758,646
              Restaurant Management of S.C. Inc.
                                                                       N/A             404,659            438,257
              Mid-America Corporation                                  N/A                 N/A            439,519


                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


11.      Concentration of Credit Risk - Continued:
         ----------------------------------------

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

                                                                 2000               1999                1998
                                                             --------------    ----------------    ----------------

              IHOP                                                $864,889           $ 574,011           $ 454,889
              Golden Corral Family Steakhouse Restaurants
                                                                   771,099             761,226             758,646
              Burger King                                              N/A                 N/A             453,634

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

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


12.      Selected Quarterly Financial Data:
         ----------------------------------

         The following table presents selected unaudited quarterly financial data for each full quarter during the years ended December 31, 2000 and 1999.

              2000 Quarter               First            Second            Third            Fourth             Year
         ------------------------    --------------    -------------     -------------    --------------    --------------

         Revenue (1)                      $872,222         $685,446          $830,586          $823,253       $ 3,211,507
         Net income                        660,915          506,573         1,484,346           364,962         3,016,796
         Net income per
             limited partner
             unit                             9.35             7.16             21.02              5.57             43.10

              1999 Quarter               First            Second            Third            Fourth             Year
         ------------------------    --------------    -------------     -------------    --------------    --------------

         Revenue (1)                      $858,723         $862,048          $796,457          $944,212       $ 3,461,440
         Net income                        656,386        1,472,556           605,178           776,354         3,510,474
         Net income per
             limited partner
             unit                             9.28            20.84              8.56             10.99             49.67

         (1) Revenues include equity in earnings of unconsolidated joint ventures, minority interest in income of consolidated joint ventures and interest and other income.

13.      Subsequent Event:
         ----------------

         In January 2001, the Partnership used approximately $2,098,400 of the net sales proceeds received from the sale of four of its properties, (three in Jacksonville, Florida and one in Tallahassee, Florida), to acquire two properties located in Burley, Indiana and Cleburne, Texas from CNL Funding 2001-A, LP, a Delaware limited partnership and an affiliate of the general partners. CNL Funding 2001-A, LP, had purchased and temporarily held title to these properties in order to facilitate the acquisition of the property by the Partnership.

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

         James M. Seneff, Jr., age 54. Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or co-venturer in over 100 real estate ventures. These ventures have involved the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Seneff has served as Director and Chairman of the Board of CNL American Properties Fund, Inc. ("APF"), a public, unlisted real estate investment trust, since 1994. Mr. Seneff served as Chief Executive Officer of APF from 1994 through August 1999 and has served as Co-Chief Executive Officer of APF since December 2000. Mr. Seneff served as Chairman of the Board and Chief Executive Officer of CNL Fund Advisors (the "Advisor") until it merged with APF in September 1999, and in June 2000, was re-elected to those positions of the Advisor. Mr. Seneff is a principal stockholder of CNL Holdings, Inc., the parent company of CNL Financial Group, Inc. (formerly CNL Group, Inc.), a diversified real estate company, and has served as a director, Chairman of the Board and Chief Executive Officer of CNL Financial Group, Inc. since its formation in 1980. CNL Financial Group, Inc. is the parent company, either directly or indirectly through subsidiaries, of CNL Real Estate Services, Inc., CNL Capital Markets, Inc., CNL Investment Company and CNL Securities Corp. Mr. Seneff also serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as well as, CNL Hospitality Corp., its advisor. In addition, he serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust and its advisor, CNL Retirement Corp. Since 1992, Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of Commercial Net Lease Realty, Inc., a public real estate investment trust that is listed on the New York Stock Exchange. Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of CNL Securities Corp. since 1979; CNL Investment Company since 1990; and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans, since 1990. Mr. Seneff formerly served as a Director of First Union National Bank of Florida, N.A., and currently serves as the Chairman of the Board of CNL Bank. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more than $60 billion of retirement funds. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 53. Mr. Bourne has participated as a general partner or co-venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Bourne is Director and Vice Chairman of the Board of Directors of APF. Mr. Bourne served as President of APF from 1994 through February 1999. He also served as Treasurer from February 1999 through August 1999 and from May 1994 through December 1994. He also served in various executive positions with the Advisor prior to its merger with APF including, President from 1994 through September 1997, and Director from 1994 through August 1999. Mr. Bourne serves as President and Treasurer of CNL Financial Group, Inc. (formerly CNL Group, Inc.); Director, Vice Chairman of the Board and President of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust; as well as, Director and President of CNL Hospitality Corp., its advisor. In addition, Mr. Bourne serves as Director and President of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust; as well as, a Director and President of its advisor, CNL Retirement Corp. Mr. Bourne also serves as a Director of CNL Bank. He has served as a Director since 1992, Vice Chairman of the Board since February 1996, Secretary and Treasurer from February 1996 through 1997, and President from July 1992 through February 1996, of Commercial Net Lease Realty, Inc., a public real estate investment trust listed on the New York Stock Exchange. Mr. Bourne also serves as Director, President and Treasurer for various affiliates of CNL Financial Group, Inc. including, CNL Investment Company, CNL Securities Corp. and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans. Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants, from 1971 through 1978, where he attained the position of Tax Manager in 1975. Mr. Bourne graduated from Florida State University in 1970 where he received a B.A. in Accounting, with honors.

         Curtis B. McWilliams, age 45. Mr. McWilliams has served as Co-Chief Executive Officer of APF since December 2000 and previously served as Chief Executive Officer from September 1999 through December 2000. Prior to the acquisition of the Advisor, Mr. McWilliams served as President of APF from February 1999 until September 1999. From April 1997 to February 1999, he served as Executive Vice President of APF. Mr. McWilliams joined CNL Financial Group, Inc. (formerly CNL Group, Inc.) in April 1997 and served as an Executive Vice President until September 1999. In addition, Mr. McWilliams served as President of the Advisor and CNL Financial Services, Inc. from April 1997 until the acquisition of such entities by APF in September 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co. The majority of his career at Merrill Lynch & Co. was in the Investment Banking division where he served as a Managing Director. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Master of Business Administration degree with a concentration in finance from the University of Chicago in 1983.

         John T. Walker, age 42. Mr. Walker has served as President of APF since September 1999 and as Chief Operating Officer since March 1995. Mr. Walker also served as a board member of CNL Restaurant Property Services, Inc., a subsidiary of APF from December 1999 until December 2000. Previously, he served as Executive Vice President of APF from January 1996 to September 1999. Mr. Walker joined the Advisor in September 1994, as Senior Vice President responsible for Research and Development. He served as the Chief Operating Officer of the Advisor from April 1995 until September 1999 and as Executive Vice President from January 1996 until September 1999, at which time it merged with APF. Mr. Walker also served as Executive Vice President of CNL Hospitality Properties, Inc. and CNL Hospitality Corp. (formerly CNL Hospitality Advisors, Inc.) from 1997 to October 1998. From May 1992 to May 1994, he was Executive Vice President for Finance and Administration and Chief Financial Officer of Z Music, Inc., a cable television network which was subsequently acquired by Gaylord Entertainment, where he was responsible for overall financial and administrative management and planning. From January 1990 through April 1992, Mr. Walker was Chief Financial Officer of the First Baptist Church in Orlando, Florida. From April 1984 through December 1989, he was a partner in the accounting firm of Chastang, Ferrell & Walker, P.A., where he was the partner in charge of audit and consulting services, and from 1981 to 1984, Mr. Walker was a Senior Consultant/Audit Senior at Price Waterhouse. Mr. Walker is a cum laude graduate of Wake Forest University with a Bachelor of Science degree in Accountancy and is a certified public accountant.

         Steven D. Shackelford, age 37. Mr. Shackelford was promoted to Executive Vice President and Chief Financial Officer of APF in July 2000. He served as Senior Vice President and Chief Financial Officer of APF since January 1997. Mr. Shackelford also served as Secretary and Treasurer of APF since September 1999. He also served as Chief Financial Officer of the Advisor from September 1996 to September 1999. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse LLP where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he was a manager in the Paris, France office of Price Waterhouse, serving several multi-national clients. Mr. Shackelford was an audit staff and senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a Bachelor of Arts degree in Accounting, with honors, and a Master of Business Administration degree from Florida State University and is a certified public accountant.

Item 11. Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of March 15, 2001, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of March 15, 2001, the beneficial ownership interests of the General Partners in the Registrant.

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

Item 13.  Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 2000, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
          and Recipient                        Method of Computation                  Ended December 31, 2000
----------------------------------     --------------------------------------      ------------------------------

Reimbursement  to affiliates  for      Operating  expenses are reimbursed at       Accounting and
operating expenses                     the  lower of cost or 90  percent  of       administrative services:
                                       the   prevailing    rate   at   which       $97,772
                                       comparable  services  could have been
                                       obtained   in  the  same   geographic
                                       area.   Affiliates   of  the  General
                                       Partners  from  time  to  time  incur
                                       certain operating  expenses on behalf
                                       of  the  Partnership  for  which  the
                                       Partnership       reimburses      the
                                       affiliates without interest.

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







                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         and Recipient                         Method of Computation                  Ended December 31, 2000
---------------------------------      --------------------------------------      ------------------------------

Deferred,    subordinated   real       A deferred,  subordinated real estate       $-0-
estate  disposition  fee payable       disposition  fee,  payable  upon sale
to affiliates                          of  one  or  more  Properties,  in an
                                       amount  equal  to the  lesser  of (i)
                                       one-half of a competitive real
                                       estate commission, or (ii) three
                                       percent of the sales price of such
                                       Property or Properties. Payment of
                                       such  fee   shall  be  made  only  if
                                       affiliates of the General Partners
                                       provide a substantial amount of
                                       services in connection with the sale
                                       of a Property or Properties and
                                       shall be subordinated to certain
                                       minimum returns to the Limited
                                       Partners.  However,  if the net sales
                                       proceeds   are    reinvested   in   a
                                       replacement Property, no such real
                                       estate disposition fee will be
                                       incurred until such replacement
                                       Property   is  sold  and  the  net  sales
                                       proceeds are distributed.

General   Partners'    deferred,       A deferred,  subordinated share equal       $-0-
subordinated       share      of       to   one   percent   of   Partnership
Partnership net cash flow              distributions   of  net  cash   flow,
                                       subordinated to certain minimum
                                       returns to the Limited Partners.

General   Partners'    deferred,       A deferred,  subordinated share equal       $-0-
subordinated       share      of       to  five   percent   of   Partnership
Partnership  net sales  proceeds       distributions   of  such  net   sales
from  a  sale  or  sales  not in       proceeds,   subordinated  to  certain
liquidation of the Partnership         minimum   returns   to  the   Limited
                                       Partners.





                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         And Recipient                         Method of Computation                  Ended December 31, 2000
---------------------------------      --------------------------------------      ------------------------------

General   Partners'   share   of       Distributions  of net sales  proceeds       $-0-
Partnership  net sales  proceeds       from   a    sale    or    sales    of
from  a   sale   or   sales   in       substantially      all     of     the
liquidation of the Partnership         Partnership's    assets    will    be
                                       distributed in the following order
                                       or priority: (i) first, to pay all
                                       debts   and    liabilities   of   the
                                       Partnership    and    to    establish
                                       reserves; (ii) second, to Partners
                                       with positive capital account
                                       balances, determined after the
                                       allocation  of net income,  net loss,
                                       gain and loss, in proportion to such
                                       balances, up to amounts sufficient
                                       to reduce such balances to zero; and
                                       (iii) thereafter, 95% to the Limited
                                       Partners and 5% to the General Partners.


In addition, during 2000, the Partnership and CNL Income Fund XIV, Ltd., an affiliate of the General Partners, as tenants-in-common, acquired an interest in a Baker's Square Property from CNL BB Corp., an affiliate of the General Partners, for a purchase price of $1,112,500. CNL BB Corp. had purchased and temporarily held title to this Property in order to facilitate the acquisition of the Property by the Partnership. The purchase price paid by the Partnership represents the costs incurred by CNL BB Corp. to acquire and carry the Property, including closing costs.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this report.

         1.   Financial Statements

                  Report of Independent Certified Public Accountants

                  Balance Sheets at December 31, 2000 and 1999

                  Statements of Income for the years ended December 31, 2000, 1999, and 1998

                  Statements of Partners' Capital for the years ended December 31, 2000, 1999, and 1998

                  Statements of Cash Flows for the years ended December 31,2000, 1999, and 1998

                  Notes to Financial Statements

         2.   Financial Statement Schedule

                  Schedule II -Valuation and Qualifying Accounts for the years ended December 31, 2000, 1999 and 1998

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 2000

                  Notes to Schedule III - Real Estate and Accumulated Depreciation at December 31, 2000

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

         (b) The Registrant filed no reports on Form 8-K during the period October 1, 2000 through December 31, 2000.

         (c)      Not Applicable.

         (d)      Other Financial Information

                  The Partnership is required to file audited financial information of two of its tenants (Golden Corral Corporation and IHOP Properties, Inc.) as a result of these tenants leasing more than 20 percent of the Partnership's total assets for the year ended December 31, 2000. Golden Corral Corporation is a privately-held company and its financial information is not available to the Partnership to include in this filing. The Partnership will file the financial information for Golden Corral Corporation and IHOP Properties, Inc. under cover of a Form 10-K/A as soon as it is available.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th, day of March, 2001.

                           CNL INCOME FUND VI, LTD.

                           By:      CNL REALTY CORPORATION
                                    General Partner

                                    /s/ Robert A. Bourne
                                    -----------------------------------
                                    ROBERT A. BOURNE, President


                           By:      ROBERT A. BOURNE
                                    General Partner

                                    /s/ Robert A. Bourne
                                    -----------------------------------
                                    ROBERT A. BOURNE


                           By:      JAMES M. SENEFF, JR.
                                    General Partner

                                    /s/ James M. Seneff, Jr.
                                    -----------------------------------
                                    JAMES M. SENEFF, JR.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                                  Title                                  Date



/s/ Robert A. Bourne                     President,   Treasurer   and   Director            March 28, 2001
------------------------------------
Robert A. Bourne                         (Principal   Financial  and  Accounting
                                         Officer)

/s/ James M. Seneff, Jr.                 Chief  Executive  Officer and  Director            March 28, 2001
------------------------------------
James M. Seneff, Jr.                     (Principal Executive Officer)



                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 2000, 1999, and 1998

                                                     Additions                                   Deductions
                                  -------------------------------------------------    --------------------------------
                                                                                                           Collected
                                                                                                           or Deter-
                                   Balance at       Charged to       Charged to           Deemed           mined to      Balance
                                    Beginning       Costs and           Other           Uncollec-           be Col-      at End
  Year          Description          of Year         Expenses         Accounts            tible            lectible      of Year
----------    -----------------   --------------  ---------------  ----------------    -------------     -------------- ------------

  1998        Allowance for
                  doubtful
                  accounts (a)     $  390,655         $               $   46,023 (b)    $  12,264 (c)     $   61,657   $ 362,757
                                                          --
                                 ==============  ===============  ================    =============     ==============  ============

  1999        Allowance for
                  doubtful
                  accounts (a)      $ 362,757        $    --          $   29,049 (b)       $   --          $ 103,59    $ 288,215
                                 ==============  ===============  ================    =============     ==============  ============

  2000        Allowance for
                  doubtful
                  accounts (a)      $ 288,215        $    --          $   37,003 (b)       $   --         $  83,631    $ 241,587
                                  ==============  ===============  ================    =============     ==============  ===========



(a)    Deducted from receivables and accrued rental income on the balance sheet.

(b)    Reduction of rental and other income.

(c)    Amounts written off as uncollectible.

                            CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)

      SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                               December 31, 2000


                                                                      Costs Capitalized
                                                                         Subsequent to
                                                      Initial Cost       Acquisition
                                           ------------------------  -------------------
                             Encum-                    Buildings and  Improve-   Carrying
                            brances           Land     Improvements     ments     Costs
                           -----------     -----------  -----------  ----------  -------
Properties the Partnership
   has Invested in Under
   Operating Leases:

    Bertucci's:
      Marietta, Georgia        -             $399,885     $712,762           -        -

    Church's Fried Chicken
      Restaurant:
          Orlando,Florida      -              177,440      270,985           -        -

    Golden Corral Family
      Steakhouse Restaurants:
          Albuquerque, New Mexi-              717,708    1,018,823           -        -
          Amarillo, Texas      -              773,627      908,171           -        -
          Lawton, Oklahoma     -              559,095      838,642           -        -
          El Paso, Texas       -              670,916            -     837,317        -

    Hardee's Restaurants:
      Greensburg, Indiana      -              222,559            -     640,529        -
      Springfield, Tennessee   -              203,159      413,221           -        -

    IHOP:
      Elgin, Illinois          -              426,831            -           -        -
      Manassas, Virginia       -              366,992      759,788           -        -

    Jack in the Box Restaurant:
      San Antonio, Texas       -              272,300            -           -        -

    KFC Restaurants:
      Caro, Michigan           -              150,804            -     373,558        -
      Gainesville, Florida     -              321,789      287,429           -        -

    Popeyes Famous Fried
      Chicken Restaurants:
          Gainesville, Florida -               83,542      208,564     192,227        -

    Shoney's Restaurants:
      Nashville, Tennessee     -              320,540      531,507           -        -

    Captain D's
      Chester, Pennsylvania    -               98,259      372,536           -        -

    Waffle House Restaurants:
      Clearwater Florida       -              130,499      268,580           -        -
      Roanoke, Virginia        -              119,533      236,219           -        -
      Atlantic Beach, Florida  -              141,627      263,021           -        -

    Other:
      Hermitage, Tennessee     -              391,157            -     720,026        -
                                           -----------  -----------  ----------  -------

                                           $6,719,502   $7,090,248   $3,149,366       -
                                           ===========  ===========  ==========  =======

 Property of Joint Venture in Which
    the   Partnership   has  a  36%
    Interest  and has  Invested  in
    Under an Operating Lease:

    Darryl's Restaurant:
      Greensboro, North Carolin-             $261,013            -           -        -
                                           ===========  ===========  ==========  =======

 Property of Joint Venture in Which
    the   Partnership  has  a  3.9%
    Interest  and has  Invested  in
    Under an Operating Lease:

    KFC Restaurant:
      Auburn, Massachusetts    -             $484,362            -           -        -
                                           ===========  ===========  ==========  =======

 Property of Joint Venture in Which
    the  Partnership  has a  14.46%
    Interest  and has  Invested  in
    Under an Operating Lease:

    Burger King Restaurant:
      Asheville, North Carolina-             $438,695     $450,432           -        -
                                           ===========  ===========  ==========  =======

 Property  in  Which  the  Partner-
    ship  has  a  18%  Interest  as
    Tenants-in-Common    and    has
    Invested in Under an  Operating
    Lease:

    Golden Corral Family
      Steakhouse Restaurant:
          Clinton, North Caroli-a            $138,382     $676,588           -        -
                                           ===========  ===========  ==========  =======

 Property  in  Which  the  Partner-
    ship has a 23.04%  Interest  as
    Tenants-in-Common        andhas
    Invested in Under an  Operating
    Lease:

    Chevy's Fresh Mex Restaurant:
      Vancouver, Washington    -             $875,659   $1,389,366           -        -
                                           ===========  ===========  ==========  =======

 Property in Which  Partnership has
    a    46.20%     Interest     as
    Tenants-in-Common  has Invested
    in Under an Operating Lease:

    IHOP Restaurant:
      Memphis, Tennessee       -             $678,890     $825,076           -        -
                                           ===========  ===========  ==========  =======

 Property of Joint Venture in Which
    the   Partnership   has  a  50%
    Interest  and has  Invested  in
    Under an Operating Lease:

    5 & Diner Restaurant:
      Melbourne, Florida(h)    -             $438,972     $639,141           -        -
                                           ===========  ===========  ==========  =======

 Property in Which the  Partnership
    has   a   85%    Interest    as
    Tenants-in-Common    and    has
    Invested in Under an  Operating
    Lease:

    Bennigan's Restaurant:
      Fort Myers, Florida      -             $638,026            -           -        -
                                           ===========  ===========  ==========  =======

 Property of Joint Venture in Which
    the  Partnership  has a  64.29%
    Interest  and has  Invested  in
    Under an Operating Lease:

    IHOP Restaurant:
      Warren,nMichiganan       -             $507,965     $889,080           -        -
                                           ===========  ===========  ==========  =======


 Property in Which the  Partnership
    has a 80% as  Tenants-in-Common
    Interest  and has  Invested  in
    Under an Operating Lease:

    IHOP Restaurant:
      Boytown,,Texasigan       -             $495,847     $799,469           -        -
                                           ===========  ===========  ==========  =======

 Property in Which the  Partnership
    has a 77% as  Tenants-in-Common
    Interest  and has  Invested  in
    Under an Operating Lease:

    IHOP Restaurant:
      RoundrRock,iTexasn       -             $685,578     $706,459           -        -
                                           ===========  ===========  ==========  =======

 Property in Which the  Partnership
    has a 75% as  Tenants-in-Common
    Interest  and has  Invested  in
    Under an Operating Lease:

    IHOP Restaurant:
      Dublin,nCalifornia       -             $670,899     $879,237           -        -
                                           ===========  ===========  ==========  =======

 Property in Which the  Partnership
    has a 74% as  Tenants-in-Common
    Interest  and has  Invested  in
    Under an Operating Lease:

    Baker's Square
      Niles, Illinois               -        $664,944     $838,434           -        -
                                           ===========  ===========  ==========  =======




Properties the Partnership
   has Invested in Under
   Direct Financing Leases:

    Denny's Restaurant:
      Cheyenne, Wyoming        -             $162,209     $648,839           -        -
      Broken Arrow, Oklahoma   -              164,640      559,972           -        -

    IHOP:
      Elgin, Illinois          -               -         1,057,282           -        -

    Hardee's Restaurant:
      Waynesburg, Ohio         -              136,242      441,299           -        -

    Jack in the Box Restaurant:
      San Antonio, Texas       -                    -      420,568           -        -

                                           -----------  -----------  ----------  -------

                               -             $463,091   $3,127,960           -        -
                                           ===========  ===========  ==========  =======

Property of Joint Venture in
   Which the Partnership has a
   3.9% Interest and has
   Invested in Under a Direct
   Financing Lease:

    KFC Restaurant:
      Auburn, Massachusetts    -                    -            -    $434,947        -
                                           ===========  ===========  ==========  =======

Property of Joint Venture
   in Which the Partnership
   has a 36% Interest and
   has Invested in Under
   a Direct Financing Lease

    Darryl's Restaurant:
      Greensboro, North Carolin-                    -            -    $521,400        -
                                           ===========  ===========  ==========  =======

 Property in Which the  Partnerhsip
    has  a   34.74%   Interest   as
    Tenants-in-Common    and    has
    Invested   in  Under  a  Direct
    Financing Lease:

    IHOP Restaurant:
      Overland Park, Kansas    -             $335,374   $1,273,134           -        -
                                           ===========  ===========  ==========  =======

 Property in Which the  Partnership
    has   a   85%    Interest    as
    Tenants-in-Common    and    has
    Invested   in  Under  a  Direct
    Financing Lease:

    Bennigan's Restaurant:
      Fort Myers, Florida      -                    -     $831,741           -        -
                                           ===========  ===========  ==========  =======

Property of Joint Venture
   in Which the Partnership
   has a 50% Interest
   and has Invested in Under
   a Direct Financing Lease:

    5 & Diner Restaurant:
      Melbourne, Florida       -                    -      639,141           -        -
                                           ===========  ===========  ==========  =======



                  Gross Amount at Which                                          Life on Which
                Carried at Close of Period (c)                                   Depreciation in
------------------------------------------                  Date                 Latest Income
                Buildings and                 Accumulated   of Con-    Date      Statement is
    Land        Improvements     Total        Depreciation  struction Acquired     Computed
-------------   -----------    -----------    -----------   ------    -------    ------------





    $399,885      $712,762     $1,112,647        $91,429    1993      02/97          (b)



     177,440       270,985        448,425         96,441    1985      04/90          (b)



     717,708     1,018,823      1,736,531        374,132    1989      12/89          (b)
     773,627       908,171      1,681,798        333,494    1989      12/89          (b)
     559,095       838,642      1,397,737        307,962    1989      12/89          (b)
     670,916       837,317      1,508,233        290,805    1990      04/90          (b)


     222,559       640,529        863,088        209,461    1989      07/89          (b)
     203,159       413,221        616,380        139,325    1990      11/90          (b)


     426,831            (f)       426,831             (d)   1997      12/97          (d)
     366,992       759,788      1,126,780         76,115    1986      12/97          (b)


     272,300            (f)       272,300             (d)   1990      08/90          (d)


     150,804       373,558        524,362        133,859    1990      03/90          (b)
     321,789       287,429        609,218         97,411    1985      11/90          (b)



      83,542       400,791        484,333        138,410    1990      04/90          (b)


     320,540       531,507        852,047        200,057    1988      09/89          (b)


      98,259       372,536        470,795          4,138    1991      01/91          (h)


     130,499       268,580        399,079         98,210    1988      01/90          (b)
     119,533       236,219        355,752         86,376    1987      01/90          (b)
     141,627       263,021        404,648         95,888    1986      01/90          (b)


     391,157       720,027      1,111,184        248,125    1990      02/90          (b)
-------------   -----------    -----------    -----------

  $6,719,502    $10,239,615    $16,959,117    $3,162,184
=============   ===========    ===========    ===========








    $261,013            (f)      $261,013             (d)    1974     06/97          (d)
=============                  ===========








    $484,362            (f)      $484,362             (d)   1989      01/90          (d)
=============                  ===========








    $438,695      $450,432       $889,127       $146,977    1986      03/91          (b)
=============   ===========    ===========    ===========









    $138,382      $676,588       $814,970       $111,380    1996      01/96          (b)
=============   ===========    ===========    ===========








    $875,659    $1,389,366     $2,265,025       $139,061    1994      12/97          (b)
=============   ===========    ===========    ===========








    $678,890      $825,076     $1,503,966        $81,648      -       01/98          (b)
=============   ===========    ===========    ===========








    $438,972      $639,141     $1,078,113        $16,220    1998      04/98          (i)
=============   ===========    ===========    ===========








    $638,026            (f)      $638,026             (d)     -       06/98          (d)
=============                  ===========








    $507,965      $889,080     $1,397,045        $68,040      -       09/98          (b)
=============   ===========    ===========    ===========









    $495,847      $799,469     $1,295,316        $31,967    1998      10/99          (b)
=============   ===========    ===========    ===========








    $685,578      $706,459     $1,392,037        $27,796    1998      10/99          (b)
=============   ===========    ===========    ===========








    $670,899      $879,237     $1,550,136        $33,276    1998      11/99          (b)
=============   ===========    ===========    ===========








    $664,944      $838,434     $1,503,378        $27,947    2000      01/00          (b)
=============   ===========    ===========    ===========









          (f)           (f)            (f)            (e)   1980      12/89          (e)
          (f)           (f)            (f)            (e)   1982      08/95          (e)


           -            (f)            (f)            (e)   1997      12/97          (e)


          (f)           (f)            (f)            (e)   1990      11/90          (e)


           -            (f)            (f)            (d)   1990      08/90          (d)

-------------

           -
=============








           -            (f)            (f)            (d)   1989      01/90          (d)
=============








           -            (f)            (f)            (d)   1974      06/97          (d)
=============








    $335,374    $1,273,134             (f)            (d)     -       01/98          (d)
=============   ===========








           -            (f)            (f)            (d)     -       06/98          (d)
=============








           -            (f)            (f)            (e)   1998      04/98          (e)
=============





                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2000


(a) Transactions in real estate and accumulated depreciation during 2000, 1999, and 1998, are summarized as follows:


                                                                                                    Accumulated
                                                                           Cost                      Depreciation
                                                                   ----------------------        ---------------------

          Properties the Partnership has invested in Under
            Operating leases:

              Balance, December 31, 1997                                $     24,390,423              $     3,327,334
              Dispositions                                                    (2,244,493 )                   (198,206 )
              Depreciation expense                                                    --                      456,958
                                                                   ----------------------        ---------------------

              Balance, December 31, 1998                                      22,145,930                    3,586,086
              Dispositions                                                    (3,818,459 )                   (738,677 )
              Depreciation                                                            --                      410,257
                                                                   ----------------------        ---------------------

              Balance, December 31, 1999                                      18,327,471                    3,257,666
              Dispositions                                                    (1,839,149 )                   (462,810 )
              Reclassified from capital lease (h)                                470,795                           --
              Depreciation                                                            --                      367,328
                                                                   ----------------------        ---------------------

              Balance, December 31, 2000                                $     16,959,117              $     3,162,184
                                                                   ======================        =====================

          Property of Joint Venture in Which the Partnership has a 36% Interest and has Invested in Under an Operating Lease:

              Balance, December 31, 1997                                  $      261,013                  $        --
              Depreciation expense (d)                                                --                           --
                                                                   ----------------------        ---------------------

              Balance, December 31, 1998                                         261,013                           --
              Depreciation expense (d)                                                --                           --
                                                                   ----------------------        ---------------------

              Balance, December 31, 1999                                         261,013                           --
              Depreciation expense (d)                                                --                           --
                                                                   ----------------------        ---------------------

              Balance, December 31, 2000                                  $      261,013                  $        --
                                                                   ======================        =====================

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2000


                                                                                                   Accumulated
                                                                         Cost                     Depreciation
                                                                 ---------------------         --------------------

       Properties of Joint Venture in Which the Partnership has a 3.9% Interest and has Invested in Under an Operating Lease:

            Balance, December 31, 1997                                  $     484,362                    $      --
            Depreciation expense (d)                                               --                           --
                                                                 ---------------------         --------------------

            Balance, December 31, 1998                                        484,362                           --
            Depreciation expense (d)                                               --                           --
                                                                 ---------------------         --------------------

            Balance, December 31, 1999                                        484,362                           --
            Depreciation expense (d)                                               --                           --
                                                                 ---------------------         --------------------

            Balance, December 31, 2000                                  $     484,362                    $      --
                                                                 =====================         ====================

       Properties of Joint Venture in Which the Partnership has a 14.46% Interest and has Invested in Under an Operating Lease:

            Balance, December 31, 1997                                  $     889,127                 $    101,933
            Depreciation expense                                                   --                       15,015
                                                                 ---------------------         --------------------

            Balance, December 31, 1998                                        889,127                      116,948
            Depreciation expense                                                   --                       15,014
                                                                 ---------------------         --------------------

            Balance, December 31, 1999                                        889,127                      131,962
            Depreciation expense                                                   --                       15,015
                                                                 ---------------------         --------------------

            Balance, December 31, 2000                                  $     889,127                 $    146,977
                                                                 =====================         ====================




                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2000

                                                                                                  Accumulated
                                                                         Cost                    Depreciation
                                                                 ---------------------         ------------------ ---

       Properties of Joint Venture in Which the Partnership has a 64.29% Interest and has Invested in Under an Operating Lease:

            Balance, December 31, 1997                                    $        --                 $       --
            Acquisitions                                                    1,397,045                         --
            Depreciation expense                                                   --                      8,769
                                                                ----------------------        -------------------

            Balance, December 31, 1998                                      1,397,045                      8,769
            Depreciation expense                                                   --                     29,636
                                                                ----------------------        -------------------

            Balance, December 31, 1999                                      1,397,045                     38,405
            Depreciation expense                                                   --                     29,635
                                                                ----------------------        -------------------

            Balance, December 31, 2000                                $     1,397,045              $      68,040
                                                                ======================        ===================

       Properties   in  Which   the   Partnership   has  an  18%
          Interest   as Tenants-in-Common and has Invested in Under
          an Operating Lease:

            Balance, December 31, 1997                                 $      814,970              $      43,595
            Depreciation expense                                                   --                     22,679
                                                                ----------------------        -------------------

            Balance, December 31, 1998                                        814,970                     66,274
            Depreciation expense                                                   --                     22,553
                                                                ----------------------        -------------------

            Balance, December 31, 1999                                        814,970                     88,827
            Depreciation expense                                                   --                     22,553
                                                                ----------------------        -------------------

            Balance, December 31, 1999                                 $      814,970              $     111,380
                                                                ======================        ===================



                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2000

                                                                                                 Accumulated
                                                                       Cost                     Depreciation
                                                               ----------------------        --------------------

      Properties   in  Which  the   Partnership   has  a  23.04%
         Interest   as Tenants-in-Common and has Invested in Under
         an Operating Lease:

           Balance, December 31, 1997                                $     2,265,025                $        124
           Depreciation expense                                                   --                      46,313
                                                               ----------------------        --------------------

           Balance, December 31, 1998                                      2,265,025                      46,437
           Depreciation expense                                                   --                      46,312
                                                               ----------------------        --------------------

           Balance, December 31, 1999                                      2,265,025                      92,749
           Depreciation expense                                                   --                      46,312
                                                               ----------------------        --------------------

           Balance, December 31, 2000                                $     2,265,025              $      139,061
                                                               ======================        ====================

      Property  in   Which   the   Partnership   has  a   46.20%
         Interest as Tenants-in-Common and has Invested in Under
         an Operating Lease:

           Balance, December 31, 1997                                    $        --                 $        --
           Acquisition                                                     1,503,966                          --
           Depreciation expense                                                   --                      26,642
                                                               ----------------------        --------------------

           Balance, December 31, 1998                                      1,503,966                      26,642
           Depreciation expense                                                   --                      27,503
                                                               ----------------------        --------------------

           Balance, December 31, 1999                                      1,503,966                      54,145
           Depreciation expense                                                   --                      27,503
                                                               ----------------------        --------------------

           Balance, December 31, 2000                                $     1,503,966               $      81,648
                                                               ======================        ====================



                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2000

                                                                                                 Accumulated
                                                                       Cost                     Depreciation
                                                               ----------------------        --------------------

      Property of Joint Venture in Which the Partnership has a 50% Interest and has Invested in Under an Operating
         Lease:

           Balance, December 31, 1997                                    $        --                 $        --
           Acquisition                                                     1,042,865                          --
           Depreciation expense                                                   --                         937
                                                               ----------------------        --------------------

           Balance, December 31, 1998                                      1,042,865                         937
           Reclassified to capital lease (g)                                (603,893 )                      (937 )
           Depreciation expense                                                   --                          --
                                                               ----------------------        --------------------

           Balance, December 31, 1999                                        438,972                          --
           Reclassified to capital lease (i)                                 639,141                          --
           Depreciation expense                                                   --                      16,220
                                                               ----------------------        --------------------

           Balance, December 31, 2000                                $     1,078,113               $      16,220
                                                               ======================        ====================

      Property in Which the Partnership has a 85% Interest as Tenants-in-Common and has Invested in Under an Operating
         Lease:

           Balance, December 31, 1997                                    $        --                 $        --
           Acquisition                                                       638,026                          --
           Depreciation expense                                                   --                          --
                                                               ----------------------        --------------------

           Balance, December 31, 1998                                        638,026                          --
           Depreciation expense (d)                                               --                          --
                                                               ----------------------        --------------------

           Balance, December 31, 1999                                        638,026                          --
           Depreciation expense (d)                                               --                          --
                                                               ----------------------        --------------------

           Balance, December 31, 2000                                 $      638,026                 $        --
                                                               ======================        ====================



                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2000

                                                                                                 Accumulated
                                                                       Cost                     Depreciation
                                                               ----------------------        --------------------

      Property of Joint Venture in Which the Partnership has a 80% Interest as Tenants-in-Common and has Invested in Under an Operating Lease:

           Balance, December 31, 1998                                    $        --                 $        --
           Acquisition                                                     1,295,316                          --
           Depreciation expense                                                   --                       5,318
                                                               ----------------------        --------------------

           Balance, December 31, 1999                                      1,295,316                       5,318
           Depreciation expense                                                   --                      26,649
                                                               ----------------------        --------------------

           Balance, December 31, 2000                                $     1,295,316               $      31,967
                                                               ======================        ====================

      Property in Which the Partnership has a 77% Interest as Tenants-in-Common has Invested in Under an Operating Lease:

           Balance, December 31, 1998                                    $        --                 $        --
           Acquisition                                                     1,392,037                          --
           Depreciation expense                                                   --                       4,247
                                                               ----------------------        --------------------

           Balance, December 31, 1999                                      1,392,037                       4,247
           Depreciation expense                                                   --                      23,549
                                                               ----------------------        --------------------

           Balance, December 31, 2000                                $     1,392,037               $      27,796
                                                               ======================        ====================

      Property in Which the Partnership has a 75% Interest as Tenants-in-Common has Invested in Under an Operating
         Lease:

           Balance, December 31, 1998                                    $        --                 $        --
           Acquisition                                                     1,550,136                          --
           Depreciation expense                                                   --                       3,968
                                                               ----------------------        --------------------

           Balance, December 31, 1999                                      1,550,136                       3,968
           Depreciation expense                                                   --                      29,308
                                                               ----------------------        --------------------

           Balance, December 31, 2000                                $     1,550,136               $      33,276
                                                               ======================        ====================



                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2000

                                                                                                 Accumulated
                                                                       Cost                     Depreciation
                                                               ----------------------        --------------------

      Property in Which the Partnership has a 74% Interest as Tenants-in-Common has Invested in Under an Operating
         Lease:

           Balance, December 31, 1999                                    $        --                 $        --
           Acquisition                                                     1,503,378                          --
           Depreciation expense                                                   --                      27,947
                                                               ----------------------        --------------------

           Balance, December 31, 2000                                $     1,503,378               $      27,947
                                                               ======================        ====================


(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 2000, the aggregate cost of the Properties owned by the Partnership and its consolidated joint venture, and the unconsolidated joint ventures (including the two Properties held as tenants-in-common) for federal income tax purposes was $19,834,603 and $18,239,974, respectively. All of the leases are treated as operating leases for federal income tax purposes.

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

(g) Effective September 24, 1999, the lease for this Property was amended resulting in the reclassification of the building portion of the lease as a capital lease.

(h) For financial reporting purposes, the undepreciated cost of the Property in Chester, Pennsylvania, was written down to net realizable value due to an impairment in value. The Partnership recognized the impairment by recording an allowance for loss on assets in the amount of $368,430 at December 31, 2000. The impairment represented the difference between the Property's carrying value and the estimated net realizable value of the Property at December 31, 2000. The cost of the Property presented o this schedule is the gross amount at which the Property was carried at December 31, 2000, excluding the allowance for loss on assets.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2000


(i) For financial reporting purposes, during 2000, the undepreciated cost of the Property in Melbourne, Florida, was reduced to its estimated net realizable value due to an impairment in value. The tenant of this Property vacated the Property and ceased restaurant operations, resulting in a reclassification of the building portion of the lease to an operating lease. The building was recorded at net book value and depreciated over its remaining estimated life of approximately 29 years.

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