Form 10-Q
period 2001-03-31
CNL INCOME FUND VI LTD
filed 2001-05-15
CIK 837986

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                 For the quarterly period ended March 31, 2001
   --------------------------------------------------------------------------

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


                            CNL Income Fund VI, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                       Florida                                    59-2922954
----------------------------------------------- --------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


450 South Orange Avenue
Orlando, Florida                                                     32801
----------------------------------------------- --------------------------------
      (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number
(including area code)                                           (407) 540-2000
                                                --------------------------------


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

     Item 3.      Quantitative and Qualitative Disclosures About
                      Market Risk
                     10

Part II.

     Other Information                                                  11-12

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                              March 31,              December 31,
                                                                                 2001                    2000
                                                                          -------------------     -------------------
                              ASSETS

Land and buildings on operating leases, less accumulated depreciation of
    $3,255,214 and $3,162,184, respectively, and allowance for loss on
    assets of $368,430 in 2001 and 2000                                         $ 15,433,839            $ 13,428,503
Net investment in direct financing leases                                          3,306,717               3,324,866
Investment in joint ventures                                                       9,265,185               9,280,761
Cash and cash equivalents                                                            846,276                 868,873
Certificate of deposits                                                              105,250                 103,500
Restricted cash                                                                           --               2,062,036
Receivables, less allowance for doubtful accounts
    of $228,617 and $193,869, respectively                                            82,951                 141,085
Due from related parties                                                              12,212                  13,593
Prepaid expenses                                                                      13,998                  30,010
Lease costs, less accumulated amortization of
    $10,893 and $10,481, respectively                                                  6,807                   7,219
Accrued rental income, less allowance for doubtful
    accounts of $49,464 and $47,718, respectively                                    549,208                 533,412
Other assets                                                                          26,731                  26,731
                                                                          -------------------     -------------------

                                                                                $ 29,649,174            $ 29,820,589
                                                                          ===================     ===================

                 LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                                  $   63,893              $   41,715
Escrowed real estate taxes payable                                                     3,517                  11,126
Due to related parties                                                                80,410                   5,396
Distributions payable                                                                787,500                 787,500
Rents paid in advance and deposits                                                     6,387                  12,119
                                                                          -------------------     -------------------
    Total liabilities                                                                941,707                 857,856

Minority interest                                                                    149,228                 140,333

Partners' capital                                                                 28,558,239              28,822,400
                                                                          -------------------     -------------------

                                                                                $ 29,649,174            $ 29,820,589
                                                                          ===================     ===================
See accompanying notes to condensed financial statements.




                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                                        Quarter Ended
                                                                                          March 31,
                                                                                   2001               2000
                                                                               --------------    ---------------
Revenues:
    Rental income from operating leases                                            $ 482,402          $ 503,560
    Earned income from direct financing leases                                        62,436            110,487
    Contingent rental income                                                          17,913             27,056
    Interest and other income                                                         62,533             35,301
                                                                               --------------    ---------------
                                                                                     625,284            676,404
                                                                               --------------    ---------------

Expenses:
    General operating and administrative                                             123,902             48,496
    Professional services                                                             15,251             14,154
    Real estate taxes                                                                  7,969                 --
    State and other taxes                                                             40,964             15,104
    Depreciation and amortization                                                     93,442             94,630
    Transaction costs                                                                     --             38,923
                                                                               --------------    ---------------
                                                                                     281,528            211,307
                                                                               --------------    ---------------

Income Before Minority Interest in Income of Consolidated
     Joint Venture and Equity in Earnings of Unconsolidated
     Joint Ventures                                                                  343,756            465,097

Minority Interest in Income of Consolidated
    Joint Venture                                                                     (6,673 )           (6,746 )

Equity in Earnings of Unconsolidated Joint Ventures                                  186,256            202,564
                                                                               --------------    ---------------
                                                                               --------------    ---------------

Net Income                                                                         $ 523,339          $ 660,915
                                                                               ==============    ===============

Allocation of Net Income:
    General partners                                                                  $   --             $   --
    Limited partners                                                                 523,339            660,915
                                                                               --------------    ---------------

                                                                                   $ 523,339          $ 660,915
                                                                               ==============    ===============

Net Income Per Limited Partner Unit                                                 $   7.48           $   9.44
                                                                               ==============    ===============

Weighted Average Number of Limited Partner
    Units Outstanding                                                                 70,000             70,000
                                                                               ==============    ===============

See accompanying notes to condensed financial statements.




                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                             Quarter Ended           Year Ended
                                                                               March 31,            December 31,
                                                                                  2001                  2000
                                                                           -------------------    ------------------

General partners:
    Beginning balance                                                             $   291,598            $  291,598
    Net income                                                                             --                    --
                                                                           -------------------    ------------------
                                                                                      291,598               291,598
                                                                           -------------------    ------------------

Limited partners:
    Beginning balance                                                            $ 28,530,802          $ 28,664,006
    Net income                                                                        523,339             3,016,796
    Distributions ($11.25 and $45.00 per
       limited partner unit, respectively)                                           (787,500 )          (3,150,000 )
                                                                           -------------------    ------------------
                                                                                   28,266,641            28,530,802
                                                                           -------------------    ------------------

Total partners' capital                                                          $ 28,558,239          $ 28,822,400
                                                                           ===================    ==================

See accompanying notes to condensed financial statements.



                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                        Quarter Ended
                                                                                          March 31,
                                                                                   2001               2000
                                                                               --------------    ---------------

Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                      $ 799,487          $ 877,348
                                                                               --------------    ---------------

    Cash Flows from Investing Activities:
       Additions to land and building on operating lease                          (2,098,366 )               --
       Investment in joint ventures                                                       --         (1,112,500 )
       Decrease in restricted cash                                                 2,061,560                 --
                                                                               --------------    ---------------
              Net cash used in investing activities                                  (36,806 )       (1,112,500 )
                                                                               --------------    ---------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                            (787,500 )         (787,500 )
       Distributions to holder of minority interest                                    2,222            (23,976 )
                                                                               --------------    ---------------
              Net cash used in financing activities                                 (785,278 )         (811,476 )
                                                                               --------------    ---------------

Net Decrease in Cash and Cash Equivalents                                            (22,597 )       (1,046,628 )

Cash and Cash Equivalents at Beginning of Quarter                                    868,873          2,125,493
                                                                               --------------    ---------------

Cash and Cash Equivalents at End of Quarter                                        $ 846,276         $1,078,865
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


                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2001 and 2000


1.   Basis of Presentation:
     ---------------------

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2001 may not be indicative of the results that may be expected for the year ending December 31, 2001. Amounts as of December 31, 2000, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund VI, Ltd. (the "Partnership") for the year ended December 31, 2000.

         The Partnership accounts for its approximate 66.14% interest in the accounts of Caro Joint Venture using the consolidation method. Minority interest represents the minority joint venture partner's proportionate share of the equity in the Partnership's consolidated joint venture. All significant intercompany accounts and transactions have been eliminated.

2.   Reclassification:
     ----------------

         Certain items in the prior years' financial statements have been reclassified to conform to 2001 presentation. These reclassifications had no effect on total partners' capital or net income.

3.       Land and Buildings on Operating Leases:
         --------------------------------------

         In January 2001, the Partnership reinvested the net sales proceeds received from the 2000 sale of four of its properties, (three in Jacksonville, Florida and one in Tallahassee, Florida), in two properties located in Burley, Indiana and Cleburne, Texas at an approximate cost of $2,098,400 (see Note 5).

4.       Restricted Cash:
         ---------------

         As of December 31, 2000, net sales proceeds of $2,061,560 from the sale of four properties, plus accrued interest of $476, were being held in an interest-bearing escrow account pending the release of funds by the escrow agent to acquire additional properties.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2001 and 2000


4.       Restricted Cash - Continued:
         ---------------------------

         These funds were released by the escrow agent in 2001 and were used to acquire two properties in Burley, Indiana and Cleburne, Texas (see Note
         3).

5.       Related Party Transactions:
         --------------------------

         During the quarter ended March 31, 2001, the Partnership acquired two properties located in Burley, Indiana and Cleburne, Texas, from CNL Funding 2001-A, LP, for a purchase price of approximately $2,098,400 (see Note 3). CNL Funding 2001-A, LP, is a Delaware limited partnership and an affiliate of the general partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the property in order to facilitate the acquisition of the property by the Partnership. The purchase price paid by the Partnership represented the costs incurred by CNL Funding 2001-A, LP to acquire and carry the property, including closing costs.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS

         CNL Income Fund VI, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 17, 1988 to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of selected national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance, and utilities. As of March 31, 2001, the Partnership owned 40 Properties, which included interests in six Properties owned by joint ventures in which the Partnership is a co-venturer and nine Properties owned with affiliates of the general partners as tenants-in-common.

Capital Resources

         The Partnership's primary source of capital for the quarters ended March 31, 2001 and 2000 was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $799,487 and $877,348 for the quarters ended March 31, 2001 and 2000, respectively. The decrease in cash from operations for the quarter ended March 31, 2001 was primarily a result of changes in the Partnership's working capital and changes in income and expenses described below in "Results of Operations."

         Other sources and uses of capital included the following during the quarter ended March 31, 2001.

         In January 2001, the Partnership invested a majority of the net sales proceeds from the 2000 sale of four of its Properties (three in Jacksonville, Florida and one in Tallahassee, Florida), in two Properties located in Burley, Indiana and Cleburne, Texas at an approximately cost of $2,098,400. The Properties were acquired from an affiliate of the general partners. The affiliate had purchased and temporarily held title to the Properties in order to facilitate the acquisition of the Properties by the Partnership. The purchase price paid by the Partnership represented the costs incurred by the affiliate to acquire the Properties, including closing costs. The general partners believe a portion of the transaction relating to the sale of these four Properties and the reinvestment of the net sales proceeds will qualify as a like-kind exchange transaction for federal income tax purposes. However, the Partnership will distribute amounts sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners), resulting from the transactions.

         Currently, rental income from the Partnership's Properties and any net sales proceeds from the sale of Properties pending reinvestment in additional Properties are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At March 31, 2001, the Partnership had $951,526 (including a certificate of deposit in the amount of $105,250) invested in such short-term investments as compared to $972,373 (including a certificate of deposit in the amount of $103,500) at December 31, 2000. The funds remaining at March 31, 2001, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on cash from operations, the Partnership declared distributions to the limited partners of $787,500 for each of the quarters ended March 31, 2001 and 2000. This represents distributions for each applicable quarter of $11.25 per unit. No distributions were made to the general partners for the quarters ended March 31, 2001 and 2000. No amounts distributed to the limited partners for the quarters ended March 31, 2001 and 2000, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, increased to $941,707 at March 31, 2001, from $857,856 at December 31, 2000, primarily as the result of an increase in accounts payable and amounts due to related parties at March 31, 2001, as compared to December 31, 2000. The general partners believe the Partnership has sufficient cash on hand to meet the Partnership's current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the quarter ended March 31, 2000, the Partnership and its consolidated joint venture, Caro Joint Venture, owned and leased 28 wholly owned Properties (including four Properties which were sold during 2000). In addition, during the quarter ended March 31, 2001, the Partnership and Caro Joint Venture owned and leased 26 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, the Partnership and Caro Joint Venture earned $544,838 and $614,047 during the quarters ended March 31, 2001 and 2000, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties. Rental and earned income decreased by approximately $52,200 during the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000, primarily as a result of the sales during September of 2000 of four Popeye's Properties. The decrease in rental and earned income during the quarter ended March 31, 2001, was partially offset by an increase of approximately $37,700 due to the fact that in January 2001, the Partnership reinvested the net sales proceeds from the 2000 sales of four Properties in two Properties, as described above in "Capital Resources."

         Rental and earned income also decreased during the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000 by approximately $22,600 due to the fact that the Partnership increased its allowance for doubtful accounts for past due rental amounts relating to the Properties in Broken Arrow, Oklahoma, and Cheyenne, Wyoming, in accordance with the Partnership's policy. The general partners will continue to pursue collection of past due rental amounts and will recognize such amounts as income if collected.

         In addition, rental and earned income decreased during the quarter ended March 31, 2001, by approximately $23,800 due to the fact that in September 2000, the tenant of the Property in Chester, Pennsylvania, terminated its lease and ceased operations. As a result of the tenant vacating the Property, rental and earned income are expected to remain at reduced amounts until such time as the Partnership executes a new lease or until the Property is sold and the proceeds from such sale are reinvested in an additional Property. The general partners are currently seeking either a new tenant or purchaser for this Property. The lost revenues from this vacant Property could have an adverse effect on the results of operations of the Partnership, if the Partnership is not able to re-lease the Property in a timely manner.

         For the quarters ended March 31, 2001 and 2000, the Partnership owned and leased five Properties indirectly through joint venture arrangements and nine Properties as tenants-in-common with affiliates of the general partners. In connection therewith, during the quarters ended March 31, 2001 and 2000, the Partnership earned $186,256 and $202,564, respectively, attributable to net income earned by these joint ventures. The decrease in net income earned by joint ventures during the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000, was primarily due to the fact that in 2000, the lease relating to the Property owned by Melbourne Joint Venture, in which the Partnership owns a 50 percent interest, was amended to provide for rent reductions starting in February 2000. In June 2000, the operator of this Property vacated the Property and discontinued operations. As a result, during the quarter ended March 31, 2001, the joint venture increased its allowance for doubtful account for past due rental amounts. No such allowance was established during the quarter ended March 31, 2000. The joint venture will continue to pursue collection of past due rental amounts and will recognize such amounts as income if collected. The joint venture will not recognize any rental income relating to this Property until such time as the joint venture executes a new lease or until the Property is sold and the proceeds from such sale are reinvested in an additional Property. The joint venture is currently seeking a new tenant or purchaser for this Property.

         Operating expenses, including depreciation and amortization expense, were $281,528 and $211,307 for the quarters ended March 31, 2001 and 2000, respectively. The increase in operating expenses during the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000, was primarily attributable to an increase in the costs incurred for administrative expenses for servicing the Partnership and its Properties, as permitted by the Partnership agreement. In addition, the increase in operating expenses during the quarter ended March 31, 2001, was partially due to the Partnership incurring additional state taxes due to changes in tax laws of a state in which the Partnership conducts business. The increase in operating expenses was partially offset by the fact that during the quarter ended March 31, 2000 the Partnership incurred $38,923 in transaction costs relating to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. ("APF"). On March 1, 2000 the general partners and APF mutually agreed to terminate the merger. No such expenses were incurred during the quarter ended March 31, 2001.


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

                           PART II. OTHER INFORMATION


Item 1.       Legal Proceedings.  Inapplicable.
              -----------------

Item 2.       Changes in Securities.  Inapplicable.
              ---------------------

Item 3.       Defaults upon Senior Securities.  Inapplicable.
              -------------------------------

Item 4.       Submission of Matters to a Vote of Security Holders. Inapplicable.
              ---------------------------------------------------

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

                      (b)     Reports on Form 8-K

                      No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 11th day of May, 2001.


                CNL INCOME FUND VI, LTD.

                By:               CNL REALTY CORPORATION
                                  GeneralPartner


                            By:            /s/ James M. Seneff, Jr.
                                           -------------------------------------
                                           JAMES M. SENEFF, JR.
                                           Chief Executive Officer
                                           (Principal Executive Officer)


                            By:            /s/ Robert A. Bourne
                                           -------------------------------------
                                           ROBERT A. BOURNE
                                           President and Treasurer
                                           (Principal Financial and
                                           Accounting Officer)