Form 10-Q
period 2001-06-30
CNL INCOME FUND VI LTD
filed 2001-08-09
CIK 837986

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 2001
   --------------------------------------------------------------------------

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


                            CNL Income Fund VI, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                       Florida                                   59-2922954
---------------------------------------------- ---------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


450 South Orange Avenue
Orlando, Florida                                                    32801
---------------------------------------------- ---------------------------------
      (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number
(including area code)                                          (407) 540-2000
                                               ---------------------------------


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


                                                                                               Page
Part I.

     Item 1.      Financial Statements:

                      Condensed Balance Sheets                                                  1

                      Condensed Statements of Income                                            2

                      Condensed Statements of Partners' Capital                                 3

                      Condensed Statements of Cash Flows                                        4

                      Notes to Condensed Financial Statements                                 5-8

     Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                    9-13

     Item 3.      Quantitative and Qualitative Disclosures About
                      Market Risk                                                              14


Part II.

     Other Information                                                                       15-16


                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                               June 30,              December 31,
                                                                                 2001                    2000
                                                                          -------------------     -------------------
                              ASSETS

Land and buildings on operating leases, less
    accumulated depreciation and allowance for
    loss on assets                                                              $ 15,244,411            $ 13,428,503
Net investment in direct financing leases, less
    allowance for loss on assets of $263,344 in 2001                               3,024,705               3,324,866
Investment in joint ventures                                                       8,102,520               9,280,761
Cash and cash equivalents                                                            814,525                 868,873
Certificate of deposits                                                              106,304                 103,500
Restricted cash                                                                    1,273,773               2,062,036
Receivables, less allowance for doubtful accounts
    of $273,655 and $193,869, respectively                                             5,668                 141,085
Due from related parties                                                              17,665                  13,593
Prepaid expenses                                                                       7,195                  30,010
Lease costs, less accumulated amortization of
    $10,105 and $10,481, respectively                                                  6,395                   7,219
Accrued rental income, less allowance for doubtful
    accounts of $47,718 in 2001 and 2000                                             571,106                 533,412
Other assets                                                                          26,731                  26,731
                                                                          -------------------     -------------------

                                                                                $ 29,200,998            $ 29,820,589
                                                                          ===================     ===================

                 LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                                  $   18,349              $   41,715
Escrowed real estate taxes payable                                                     5,905                  11,126
Due to related parties                                                                68,863                   5,396
Distributions payable                                                                787,500                 787,500
Rents paid in advance and deposits                                                    17,397                  12,119
                                                                          -------------------     -------------------
    Total liabilities                                                                898,014                 857,856

Commitment (Note 8)

Minority interest                                                                    152,727                 140,333

Partners' capital                                                                 28,150,257              28,822,400
                                                                          -------------------     -------------------

                                                                                $ 29,200,998            $ 29,820,589
                                                                          ===================     ===================
See accompanying notes to condensed financial statements.


                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                                         Quarter Ended                   Six Months Ended
                                                                            June 30,                         June 30,
                                                                    2001                2000           2001            2000
                                                                --------------      -------------  --------------   ------------
Revenues:
    Rental income from operating leases                            $  504,541          $ 498,209      $  986,943     $1,001,769
    Earned income from direct financing leases                         34,506            103,901          96,942        214,388
    Contingent rental income                                           14,747             14,883          32,660         41,939
    Interest and other income                                          11,106              3,248          73,639         38,549
                                                                --------------      -------------  --------------   ------------
                                                                      564,900            620,241       1,190,184      1,296,645
                                                                --------------      -------------  --------------   ------------

Expenses:
    General operating and administrative                               76,130             47,623         200,032         96,119
    Bad debt expense                                                   36,679                 --          36,679             --
    Professional services                                              10,234              6,798          25,485         20,952
    Real estate taxes                                                  11,036                 --          19,005             --
    State and other taxes                                               4,434              3,081          45,398         18,185
    Depreciation and amortization                                      92,832             94,630         186,274        189,260
    Transaction costs                                                      --             26,741              --         65,664
                                                                --------------      -------------  --------------   ------------
                                                                      231,345            178,873         512,873        390,180
                                                                --------------      -------------  --------------   ------------

Income Before Minority Interest in Income of
     Consolidated Joint Venture, Equity in Earnings of
     Unconsolidated Joint Ventures, Loss on Sale of
     Assets and Provision for Loss on Assets                          333,555            441,368         677,311        906,465

Minority Interest in Income of Consolidated
    Joint Venture                                                      (5,721 )           (7,119 )       (12,394 )      (13,865 )

Equity in Earnings of Unconsolidated Joint Ventures                   329,036             72,324         515,292        274,888

Loss on Sale of Assets                                                (14,008 )               --         (14,008 )           --

Provision for Loss on Assets                                         (263,344 )               --        (263,344 )           --
                                                                --------------     -------------   --------------   ------------
Net Income                                                         $  379,518          $ 506,573      $  902,857     $1,167,488
                                                                ==============      =============  ==============   ============

Allocation of Net Income:
    General partners                                                  $    --             $   --         $    --         $   --
    Limited partners                                                  379,518            506,573         902,857      1,167,488
                                                                --------------      -------------  --------------   ------------

                                                                   $  379,518          $ 506,573      $  902,857     $1,167,488
                                                                ==============      =============  ==============   ============

Net Income Per Limited Partner Unit                                 $    5.42           $   7.24       $   12.90       $  16.68
                                                                ==============      =============  ==============   ============

Weighted Average Number of Limited Partner
    Units Outstanding                                                  70,000             70,000          70,000         70,000
                                                                ==============      =============  ==============   ============
See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                                                          Six Months Ended           Year Ended
                                                                              June 30,              December 31,
                                                                                2001                    2000
                                                                       -----------------------    ------------------

General partners:
    Beginning balance                                                            $    291,598            $  291,598
    Net income                                                                             --                    --
                                                                       -----------------------    ------------------
                                                                                      291,598               291,598
                                                                       -----------------------    ------------------

Limited partners:
    Beginning balance                                                              28,530,802          $ 28,664,006
    Net income                                                                        902,857             3,016,796
    Distributions ($22.50 and $45.00 per
       limited partner unit, respectively)                                         (1,575,000 )          (3,150,000 )
                                                                       -----------------------    ------------------
                                                                                   27,858,659            28,530,802
                                                                       -----------------------    ------------------

Total partners' capital                                                         $  28,150,257          $ 28,822,400
                                                                       =======================    ==================
See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                      Six Months Ended
                                                                                          June 30,
                                                                                   2001               2000
                                                                              ---------------    ---------------

Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                     $1,474,458         $1,598,060
                                                                              ---------------    ---------------

    Cash Flows from Investing Activities:
       Additions to land and building on operating lease                          (2,098,366 )               --
       Investment in joint ventures                                                       --         (1,112,500 )
       Return of capital from joint venture                                        1,273,773                 --
       Proceeds from sale of assets                                                   83,000                 --
       Decrease in restricted cash                                                   787,787                 --
                                                                              ---------------    ---------------
              Net cash provided by (used in) investing
                  activities                                                          46,194         (1,112,500 )
                                                                              ---------------    ---------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                          (1,575,000 )       (1,575,000 )
       Distributions to holder of minority interest                                       --            (28,468 )
                                                                              ---------------    ---------------
              Net cash used in financing activities                               (1,575,000 )       (1,603,468 )
                                                                              ---------------    ---------------

Net Decrease in Cash and Cash Equivalents                                            (54,348 )       (1,117,908 )

Cash and Cash Equivalents at Beginning of Period                                     868,873          2,125,493
                                                                              ---------------    ---------------

Cash and Cash Equivalents at End of Period                                         $ 814,525         $1,007,585
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

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2001 and 2000


1.   Basis of Presentation:
     ---------------------

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2001 may not be indicative of the results that may be expected for the year ending December 31, 2001. Amounts as of December 31, 2000, included in the financial statements, have been derived from audited financial statements as of that date.

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

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2001 and 2000


3.       Land and Buildings on Operating Leases- Continued:
         -------------------------------------------------

         Land and buildings on operating leases consisted of the following at:

                                                                    June 30,           December 31,
                                                                      2001                 2000
                                                               -------------------   ------------------


                  Land                                               $  7,591,245          $ 6,719,502
                  Buildings                                            10,995,442           10,239,615

                                                               -------------------   ------------------

                                                                       18,586,687           16,959,117
                  Less accumulated depreciation                        (3,342,276 )         (3,162,184 )
                                                               -------------------   ------------------
                                                                       15,244,411           13,796,933
                  Less allowance for loss on
                       assets                                                  --             (368,430 )
                                                               -------------------   ------------------

                                                                     $ 15,244,411         $ 13,428,503
                                                               ===================   ==================

         In January 2001, the Partnership reinvested the net sales proceeds received from the 2000 sale of four of its properties, (three in Jacksonville, Florida and one in Tallahassee, Florida), in two properties located in Burley, Indiana and Cleburne, Texas at an approximate cost of $2,098,400 (see Note 6).

         In May 2001, the Partnership sold its property in Chester, Pennsylvania, to an unrelated third party for $85,000 and received net sales proceeds of $83,000. The Partnership had previously recorded provisions for loss of $368,430 in a prior year relating to this property. The Partnership recorded an additional loss of $14,008 for financial reporting purposes upon the sale of the property.

4.       Net Investment in Direct Financing Leases:
         -----------------------------------------

         At June 30, 2001 the Partnership recorded an allowance of $263,344 for impairment in the carrying value of the Property in Cheyenne, Wyoming, due to the fact that the operator of this property vacated the property and ceased operations. The allowance represented the difference between the carrying value of the property at June 30, 2001 and the estimated net realizable value for the property.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2001 and 2000


5.   Investment in Joint Ventures:
     ----------------------------

         In June 2001, the Partnership and CNL Income Fund IX, Ltd., an affiliate of the general partners and a Florida limited partnership, as tenants-in-common, sold the property in Dublin, California, in which the Partnership owned a 75 percent interest, for a sales price of approximately $1,743,300 and received net sales proceeds of approximately $1,699,600, resulting in a gain, to the tenancy-in-common, of approximately $158,100 for financial reporting purposes. The property was originally acquired in June 2000 and had a total cost of approximately $1,554,900, excluding miscellaneous acquisition expenses; therefore, the property was sold for approximately $144,700 in excess of its original purchase price. The Partnership received approximately $1,273,800 as a return of capital for its pro-rata share of the net sales proceeds. In July 2001, the Partnership reinvested these amounts, in a property in Waldorf, Louisiana, as tenants-in-common with CNL Income Fund IX, Ltd. and CNL Income Fund XVII, Ltd.(see Note 8).

6.       Restricted Cash:
         ---------------

         At December 31, 2000, net sales proceeds of $2,061,560 from the sale of four properties, plus accrued interest of $476, were being held in an interest-bearing escrow account pending the release of funds by the escrow agent to acquire additional properties. These funds were released by the escrow agent in 2001 and were used to acquire two properties in Burley, Indiana and Cleburne, Texas (see Note 3).

         At June 30, 2001, approximately $1,273,800 representing amounts received as a return of capital (see Note 5) were being held in an interest-bearing escrow account pending the release of funds by the escrow agent to acquire an additional property on behalf of the Partnership. These funds were released by the escrow agent in July 2001 and were used to acquire a property in Waldorf, Louisiana (see Note 8).

7.       Related Party Transactions:
         --------------------------

         During the six months ended June 30, 2001, the Partnership acquired two properties located in Burley, Indiana and Cleburne, Texas, from CNL Funding 2001-A, LP, for a purchase price of approximately $2,098,400 (see Note 3). CNL Funding 2001-A, LP is a Delaware limited partnership and an affiliate of the general partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the properties in order to facilitate the acquisition of the properties by the Partnership. The purchase price paid by the Partnership represented the costs incurred by CNL Funding 2001-A, LP to acquire and carry the properties, including closing costs.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2001 and 2000


8.   Commitment:
     ----------

         The Partnership has entered into an agreement with an unrelated third party to sell the IHOP property in Round Rock, Texas, in which the Partnership owns a 77 percent interest, as tenants-in-common, with CNL Income Fund XI, Ltd., an affiliate of the general partners and a Florida limited partnership. As of July 31, 2001, the sale had not occurred.

9.   Subsequent Event:
     ----------------

         In July 2001, the Partnership reinvested the net sale proceeds it received as a return of capital (see Note 5) in a property in Waldorf, Louisiana, as tenants-in-common with CNL Income Fund IX, Ltd. and CNL Income Fund XVII, Ltd., each of which is an affiliate of the general partners and a Florida limited partnership. The Partnership owns an approximate 60 percent interest in the profits and losses of this property.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund VI, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 17, 1988 to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of selected national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance, and utilities. As of June 30, 2001, the Partnership owned 38 Properties, which included interests in six Properties owned by joint ventures in which the Partnership is a co-venturer and eight Properties owned with affiliates of the general partners as tenants-in-common.

Capital Resources

         The Partnership's primary source of capital for the six months ended June 30, 2001 and 2000 was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $1,474,458 and $1,598,060 for the six months ended June 30, 2001 and 2000, respectively. The decrease in cash from operations for the six months ended June 30, 2001 was primarily a result of changes in the Partnership's revenues and expenses as described below in "Results of Operations" and changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the six months ended June 30, 2001.

         In January 2001, the Partnership invested a majority of the net sales proceeds from the 2000 sale of four of its Properties (three in Jacksonville, Florida and one in Tallahassee, Florida), in two Properties located in Burley, Indiana and Cleburne, Texas at an approximately cost of $2,098,400. The Properties were acquired from an affiliate of the general partners. The affiliate had purchased and temporarily held title to the Properties in order to facilitate the acquisition of the Properties by the Partnership. The purchase price paid by the Partnership represented the costs incurred by the affiliate to acquire the Properties, including closing costs. The general partners believe that a portion of the transaction relating to the sale of these four Properties and the reinvestment of the net sales proceeds will qualify as a like-kind exchange transaction for federal income tax purposes. However, the Partnership distributed amounts sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners), resulting from the transactions.

         In May 2001, the Partnership sold its Property in Chester, Pennsylvania to an unrelated third party for $85,000 and received net sales proceeds of $83,000. The Partnership had previously recorded provisions for loss of $368,430 in a prior year relating to this Property. The Partnership recorded an additional loss of $14,008 for financial reporting purposes upon the sale of this Property. In July 2001, the Partnership reinvested these net sales proceeds in a Property in Waldorf, Louisiana, as described below.

         In June 2001, the Partnership and CNL Income Fund IX, Ltd., an affiliate of the general partners and a Florida limited partnership, as tenants-in-common, sold the property in Dublin, California, in which the Partnership owned a 75 percent interest, for a sales price of approximately $1,743,300 and received net sales proceeds of approximately $1,699,600, resulting in a gain, to the tenancy-in-common, of approximately $158,100 for financial reporting purposes. The property was originally acquired in June 2000 and had a total cost of approximately $1,554,900, excluding miscellaneous acquisition expenses; therefore, the property was sold for approximately $144,700 in excess of its original purchase price. The Partnership received approximately $1,273,800 as a return of capital for its pro-rata share of the net sales proceeds. In July 2001, the Partnership reinvested these amounts, in a Property in Waldorf, Louisiana, as described below.

         In July 2001, the Partnership reinvested the net sales proceeds from the sale of the Property in Chester, Pennsylvania and the return of capital, described above, in a Property in Waldorf, Louisiana, as tenants-in-common, with CNL Income Fund IX, Ltd. and CNL Income Fund XVII, Ltd., each of which is an affiliate of the general partners and a Florida limited partnership. The Partnership contributed approximately $1,361,700 to acquire the Property. The Partnership owns an approximate 60 percent interest in the profits and losses of the Property.

         The Partnership has entered into an agreement with an unrelated third party to sell the IHOP Property in Round Rock, Texas, in which the Partnership owns a 77 percent interest, as tenants-in-common, with CNL Income Fund XI, Ltd., an affiliate of the general partners and a Florida limited partnership. As of July 31, 2001, the sale had not occurred.

         Currently, rental income from the Partnership's Properties and any net sales proceeds from the sale of Properties pending reinvestment in additional Properties are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At June 30, 2001, the Partnership had $920,829 (including a certificate of deposit in the amount of $106,304) invested in such short-term investments as compared to $972,373 (including a certificate of deposit in the amount of $103,500) at December 31, 2000. The funds remaining at June 30, 2001, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on cash from operations, and for the six months ended June 30, 2001, anticipated future cash from operations, the Partnership declared distributions to the limited partners of $1,575,000 for each of the six months ended June 30, 2001 and 2000 ($787,500 for each of the quarters ended June 30, 2001 and 2000). This represents distributions for each applicable six months of $22.50 per unit ($11.25 per unit for each applicable quarter). No distributions were made to the general partners for the quarters ended June 30, 2001 and 2000. No amounts distributed to the limited partners for the six months ended June 30, 2001 and 2000, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, increased to $898,014 at June 30, 2001, from $857,856 at December 31, 2000. The general partners believe the Partnership has sufficient cash on hand to meet the Partnership's current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the six months ended June 30, 2000, the Partnership and its consolidated joint venture, Caro Joint Venture, owned and leased 28 wholly owned Properties (including four Properties which were sold during 2000). During the six months ended June 30, 2001, the Partnership and Caro Joint Venture owned and leased 26 wholly owned Properties (including one Property which was sold during 2001) to operators of fast-food and family-style restaurant chains. In connection therewith, the Partnership and Caro Joint Venture earned $1,083,885 and $1,216,157 during the six months ended June 30, 2001 and 2000, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties, ($539,047 and $602,110 of which was earned during the quarters ended June 30, 2001 and 2000, respectively). Rental and earned income decreased by approximately $51,100 and $102,100, respectively, during the quarter and six months ended June 30, 2001, as compared to the quarter and six months ended June 30, 2000, primarily as a result of the sales during 2000 of four Popeye's Properties. The decrease in rental and earned income during the quarter and six months ended June 30, 2001, was partially offset by an increase of approximately $56,800 and $94,500, respectively, due to the fact that in January 2001, the Partnership reinvested the net sales proceeds from the 2000 sales of four Properties in two Properties, as described above in "Capital Resources."

         Rental and earned income also decreased approximately $56,700 and $79,400, respectively, during the quarter and six months ended June 30, 2001, as compared to the quarter and six months ended June 30, 2000 due to the fact that the Partnership increased its allowance for doubtful accounts for past due rental amounts relating to the Properties in Broken Arrow, Oklahoma, and Cheyenne, Wyoming, due to financial difficulties the tenant is experiencing. The general partners will continue to pursue collection of past due rental amounts and will recognize such amounts as income if collected. The tenant of the Property in Cheyenne, Wyoming vacated the Property and ceased restaurant operations. The Partnership will not recognize any rental income relating to this Property until a new tenant is located or until the Property is sold and the proceeds from such sale are reinvested in an additional Property. The general partners are currently seeking a new tenant or purchaser for this Property. The Partnership expects revenues to remain at reduced levels until the Property is re-leased to a new tenant.

         In addition, rental and earned income decreased by approximately $10,900 and $34,600 during the quarter and six months ended June 30, 2001, respectively, due to the fact that in September 2000, the tenant of the Property in Chester, Pennsylvania, terminated its lease and ceased operations. In May 2001, the Partnership sold this Property and in July 2001, reinvested these net sales proceeds in a Property in Waldorf, Louisiana, with CNL Income Fund IX, Ltd. and CNL Income Fund XVII, Ltd., as tenants-in-common, as described in "Capital Resources". Rental and earned income are expected to remain at reduced amounts while equity in earnings of joint ventures is expected to increase due to the fact that the Partnership reinvested these net sales proceeds in a Property with an affiliate of the general partners, as tenants-in-common.

         During the six months ended June 30, 2001 and 2000, the Partnership owned and leased six Properties indirectly through joint venture arrangements and nine Properties as tenants-in-common with affiliates of the general partners (including one Property which was sold during 2001). In connection therewith, during the six months ended June 30, 2001 and 2000, the Partnership earned $515,292 and $274,888, respectively, attributable to net income earned by these joint ventures, $329,036 and $72,324 of which was earned during the quarters ended June 30, 2001 and 2000, respectively. The increase in net income earned by joint ventures during the quarter and six months ended June 30, 2001, as compared to the quarter and six months ended June 30, 2000, was partially due to the fact that in June 2001, the Partnership and CNL Income Fund IX, Ltd., as tenants-in-common, sold the Property in Dublin, California, in which the Partnership owned a 75 percent interest. The tenancy-in-common recognized a gain of approximately $158,100 for financial reporting purposes during the quarter and six months ended June 30, 2001, as described above in "Capital Resources." The tenancy in common distributed the net sales proceeds from the sale of the Property to the Partnership as a return of capital, for its pro-rata share of the net sales proceeds as described above in "Capital Resources".

         In addition, the increase in net income earned by joint ventures was partially due to the fact that during the six months ended June 30, 2000, the lease relating to the Property owned by Melbourne Joint Venture, in which the Partnership owns a 50 percent interest, was amended to provide for rent reductions starting in February 2000. In June 2000, the operator of this Property vacated the Property and discontinued operations. As a result, during the quarter and six months ended June 30, 2000, the joint venture established an allowance for doubtful accounts for past due rental amounts. In addition, the joint venture established an allowance for loss on assets for this Property of approximately $219,100. The allowance represented the difference between the Property's net carrying value at June 30, 2000, and the estimated net realizable value of the Property. No such allowance was recorded during the quarter and six months ended June 30, 2001. In June 2001, the joint venture entered into a new lease with a new tenant for this Property.

         Operating expenses, including depreciation and amortization expense, were $512,873 and $390,180 for the six months ended June 30, 2001 and 2000, respectively, of which $231,345 and $178,873 were incurred during the quarters ended June 30, 2001 and 2000, respectively. The increase in operating expenses during the quarter and six months ended June 30, 2001, as compared to the quarter and six months ended June 30, 2000, was primarily attributable to an increase in the costs incurred for administrative expenses for servicing the Partnership and its Properties, as permitted by the Partnership agreement. In addition, the increase in operating expenses during the six months ended June 30, 2001, was partially due to the Partnership incurring additional state taxes due to changes in tax laws of a state in which the Partnership conducts business.

         The increase in operating expenses was also attributable to the fact that the Partnership recorded bad debt expense of $36,679 for past due rental amounts relating to the Properties in Broken Arrow, Oklahoma and Cheyenne, Wyoming, due to financial difficulties the tenant is experiencing, as described above. The general partners will continue to pursue collection of these past due rental amounts and will recognize such amounts as income if collected. The increase in operating expenses was also attributable to the fact that the Partnership incurred legal fees, repairs and maintenance and real estate taxes relating to these Properties during the quarter and six months ended June 30, 2001. No such expenses were incurred during the quarter and six months ended June 30, 2000. The Partnership anticipates that it will continue to incur such costs, will pursue collection of these amounts from the tenant and will record such amounts as income if collected.

         The increase in operating expenses was partially offset by the fact that during the quarter and six months ended June 30, 2000 the Partnership incurred $26,741 and $65,664, respectively, in transaction costs relating to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. ("APF"). On March 1, 2000 the general partners and APF mutually agreed to terminate the merger. No such expenses were incurred during the quarter and six months ended June 30, 2001.

         During the quarter and six months ended June 30, 2001, the Partnership recorded a provision for loss on assets of $263,344 relating to the Property in Cheyenne, Wyoming, due to the fact that the operator of this Property vacated the Property and ceased operations. The allowance represented the difference between the carrying value of the Property at June 30, 2001 and the estimated net realizable value of the Property. No such allowance was recorded during the quarter and six months ended June 30, 2000.

         As a result of the sale of the Property in Chester, Pennsylvania, as described above in "Capital Resources", the Partnership recognized an additional loss of $14,008, for financial reporting purposes during the quarter and six months ended June 30, 2001. No Properties were sold during the quarter and six months ended June 30, 2000.


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

     10.4 Assignment of Management Agreement from CNL Fund Advisors, Inc. to CNL APF Partners, LP. (Filed herewith.)

     (b)  Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended
June 30, 2001.



                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 6th day of August, 2001.


                     CNL INCOME FUND VI, LTD.

                     By:       CNL REALTY CORPORATION
                               General Partner


                               By:            /s/ James M. Seneff, Jr.
                                              ----------------------------------
                                              JAMES M. SENEFF, JR.
                                              Chief Executive Officer
                                              (Principal Executive Officer)


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

     10.4 Assignment of Management Agreement from CNL Fund Advisors, Inc. to CNL APF Partners, LP. (Filed herewith.)