Form 10-Q
period 2001-09-30
CNL INCOME FUND VI LTD
filed 2001-11-13
CIK 837986

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

               For the quarterly period ended September 30, 2001
   --------------------------------------------------------------------------

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


                            CNL Income Fund VI, Ltd.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Florida                                        59-2922954
------------------------------------              ---------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)


450 South Orange Avenue
Orlando, Florida                                          32801
------------------------------------              ---------------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number
(including area code)                                (407) 540-2000
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



                                                                          Page
Part I.

     Item 1.      Financial Statements:

                      Condensed Balance Sheets                             1

                      Condensed Statements of Income                       2

                      Condensed Statements of Partners' Capital            3

                      Condensed Statements of Cash Flows                   4

                      Notes to Condensed Financial Statements              5-8

     Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                  9-14

     Item 3.      Quantitative and Qualitative Disclosures About
                      Market Risk                                          15

Part II.

     Other Information                                                     16-17

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                            September 30,            December 31,
                                                                                 2001                    2000
                                                                          -------------------     -------------------
                              ASSETS

Land and buildings on operating leases, net                                     $15,152, 297            $ 13,428,503
Net investment in direct financing leases                                          2,703,785               3,324,866
Investment in joint ventures                                                       9,463,796               9,280,761
Cash and cash equivalents                                                            646,533                 868,873
Certificate of deposits                                                              102,109                 103,500
Restricted cash                                                                           --               2,062,036
Receivables, less allowance for doubtful accounts
    of $228,747 and $193,869, respectively                                            13,464                 141,085
Due from related parties                                                              21,685                  13,593
Prepaid expenses                                                                      10,442                  30,010
Lease costs, less accumulated amortization of
    $11,717 and $10,481, respectively                                                  5,983                   7,219
Accrued rental income, less allowance for doubtful
    accounts of $47,718 in 2001 and 2000                                             590,266                 533,412
Other assets                                                                          26,731                  26,731
                                                                          -------------------     -------------------

                                                                                $ 28,737,091            $ 29,820,589
                                                                          ===================     ===================
                 LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                                  $   19,765              $   41,715
Accrued and escrowed real estate taxes payable                                        14,274                  11,126
Due to related parties                                                                54,012                   5,396
Distributions payable                                                                787,500                 787,500
Rents paid in advance and deposits                                                     6,006                  12,119
                                                                          -------------------     -------------------
    Total liabilities                                                                881,557                 857,856

Commitment (Note 8)

Minority interest                                                                    158,986                 140,333

Partners' capital                                                                 27,696,548              28,822,400
                                                                          -------------------     -------------------

                                                                                $ 28,737,091            $ 29,820,589
                                                                          ===================     ===================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                                         Quarter Ended                  Nine Months Ended
                                                                         September 30,                    September 30,
                                                                    2001                2000           2001            2000
                                                                --------------      -------------  --------------   ------------
Revenues:
    Rental income from operating leases                            $  492,636          $ 499,505     $ 1,479,579     $1,501,274
    Earned income from direct financing leases                         42,863            112,883         139,805        327,271
    Contingent rental income                                           17,844             13,129          50,504         55,068
    Lease termination income                                               --            175,000              --        175,000
    Interest and other income                                           5,921             18,508          79,560         57,057
                                                                --------------      -------------  --------------   ------------
                                                                      559,264            819,025       1,749,448      2,115,670
                                                                --------------      -------------  --------------   ------------

Expenses:
    General operating and administrative                               35,658             53,031         235,690        149,150
    Bad debt expense                                                       --                 --          36,679             --
    Professional services                                               7,572             14,010          33,057         34,962
    Real estate taxes                                                   3,911                 --          22,916             --
    State and other taxes                                                  --                782          45,398         18,967
    Depreciation and amortization                                      92,526             93,223         278,800        282,483
    Transaction costs                                                      --                 --              --         65,664
                                                                --------------      -------------  --------------   ------------
                                                                      139,667            161,046         652,540        551,226
                                                                --------------      -------------  --------------   ------------

Income Before Minority Interest in Income of
     Consolidated Joint Venture, Equity in Earnings of
     Unconsolidated Joint Ventures, Gain (Loss) on Sale
     of Assets and Provision for Loss on Assets                       419,597            657,979       1,096,908      1,564,444

Minority Interest in Income of Consolidated
    Joint Venture                                                      (6,259 )           (6,413 )       (18,653 )      (20,278 )

Equity in Earnings of Unconsolidated Joint Ventures                   222,171            192,974         737,463        467,862

Gain (Loss) on Sale of Assets                                              --            639,806         (14,008 )      639,806

Provision for Loss on Assets                                         (301,718 )               --        (565,062 )           --

                                                                --------------      -------------  --------------   ------------

Net Income                                                         $  333,791         $1,484,346     $ 1,236,648     $2,651,834
                                                                ==============      =============  ==============   ============

Allocation of Net Income:
    General partners                                                  $    --             $   --         $    --         $   --
    Limited partners                                                  333,791          1,484,346       1,236,648      2,651,834
                                                                --------------      -------------  --------------   ------------

                                                                   $  333,791         $1,484,346     $ 1,236,648     $2,651,834
                                                                ==============      =============  ==============   ============

Net Income Per Limited Partner Unit                                 $    4.77          $   21.20       $   17.67       $  37.88
                                                                ==============      =============  ==============   ============

Weighted Average Number of Limited Partner
    Units Outstanding                                                  70,000             70,000          70,000         70,000
                                                                ==============      =============  ==============   ============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                                                        Nine Months Ended            Year Ended
                                                                          September 30,             December 31,
                                                                               2001                     2000
                                                                     -------------------------    ------------------
General partners:
    Beginning balance                                                            $    291,598            $  291,598
    Net income                                                                             --                    --
                                                                     -------------------------    ------------------
                                                                                      291,598               291,598
                                                                     -------------------------    ------------------

Limited partners:
    Beginning balance                                                              28,530,802          $ 28,664,006
    Net income                                                                      1,236,648             3,016,796
    Distributions ($33.75 and $45.00 per
       limited partner unit, respectively)                                         (2,362,500 )          (3,150,000 )
                                                                     -------------------------    ------------------
                                                                                   27,404,950            28,530,802
                                                                     -------------------------    ------------------

Total partners' capital                                                        $   27,696,548          $ 28,822,400
                                                                     =========================    ==================

            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                   2001               2000
                                                                              ---------------    ---------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                     $2,187,962         $2,523,862
                                                                              ---------------    ---------------

    Cash Flows from Investing Activities:
       Additions to land and building on operating lease                          (2,098,366 )               --
       Investment in joint ventures                                               (1,367,769 )       (1,112,500 )
       Liquidating distribution from joint venture                                 1,273,773
       Proceeds from sale of assets                                                   83,000          2,071,847
       Decrease (Increase) in restricted cash                                      2,061,560         (2,061,560 )
                                                                              ---------------    ---------------
              Net cash used in investing
                  Activities                                                         (47,802 )       (1,102,213 )
                                                                              ---------------    ---------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                          (2,362,500 )       (2,362,500 )
       Distributions to holder of minority interest                                       --            (32,080 )
                                                                              ---------------    ---------------
              Net cash used in financing activities                               (2,362,500 )       (2,394,580 )
                                                                              ---------------    ---------------

Net Decrease in Cash and Cash Equivalents                                           (222,340 )         (972,931 )

Cash and Cash Equivalents at Beginning of Period                                     868,873          2,125,493
                                                                              ---------------    ---------------

Cash and Cash Equivalents at End of Period                                         $ 646,533         $1,152,562
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

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2001 and 2000


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2001 may not be indicative of the results that may be expected for the year ending December 31, 2001. Amounts as of December 31, 2000, included in the financial statements, have been derived from audited financial statements as of that date.

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

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2001 and 2000


4.       Net Investment in Direct Financing Leases:

         At September 30, 2001 the Partnership recorded a provision of $565,062 for impairment in the carrying value of the properties in Cheyenne, Wyoming, and Broken Arrow, Oklahoma due to the fact that the tenant of these properties experienced financial difficulties (see Note 9). The provisions represented the difference between the carrying value of each property at September 30, 2001 and the general partner's estimated net realizable value for the respective property.

5.       Investment in Joint Ventures:

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

         In July 2001, the Partnership reinvested these net sales proceeds in a property in Waldorf, Louisiana as tenants-in-common with CNL Income Fund IX, Ltd. and CNL Income Fund XVII, Ltd., each of which is a Florida limited partnership and an affiliate of the general partners. As of September 30, 2001, the Partnership had contributed approximately $1,367,800 for a 60 percent interest in the property. The Partnership accounts for its investment in this property under the equity method since the Partnership shares control with affiliates.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2001 and 2000


5.       Investment in Joint Ventures - Continued:

         The following presents the combined, condensed financial information for the joint ventures and the Properties held as tenants-in-common with affiliates at:

                                                                        September 30,             December 31,
                                                                           2001                      2000
                                                                      ------------------    --------------------
           Land and buildings on operating leases, net                     $ 14,746,051            $ 14,169,149
           Net investment in direct financing leases                          3,247,982               3,273,874
           Cash                                                                  69,364                  43,276
           Receivables, less allowance for doubtful
                Accounts                                                         26,194                  41,191
           Accrued rental income, less allowance
                for doubtful accounts                                           582,455                 476,522
           Other assets                                                           2,118                   1,927
           Liabilities                                                           39,180                  23,270
           Partner's capital                                                 18,634,984              17,982,669
           Revenues                                                           1,393,216               1,861,676
           Provision for loss on assets                                              --                (219,053 )
           Net income                                                         1,153,049               1,320,968


         The Partnership recognized income of $737,462 and $467,862 for the nine months ended September 30, 2001 and 2000, respectively, from these joint ventures and the properties held as tenants-in-common with affiliates, $222,171 and $192,974 of which were earned during the quarters ended September 30, 2001 and 2000, respectively.

6.       Restricted Cash:

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

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2001 and 2000


7.       Related Party Transactions:

         During the nine months ended September 30, 2001, the Partnership acquired two properties located in Burley, Indiana and Cleburne, Texas, from CNL Funding 2001-A, LP, for a purchase price of approximately $2,098,400 (see Note 3). CNL Funding 2001-A, LP is a Delaware limited partnership and an affiliate of the general partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the properties in order to facilitate the acquisition of the properties by the Partnership. The purchase price paid by the Partnership represented the costs incurred by CNL Funding 2001-A, LP to acquire and carry the properties, including closing costs.

8.       Commitment:

         At September 30, 2001 the Partnership had entered into an agreement with an unrelated third party to sell the IHOP property in Round Rock, Texas, in which the Partnership owns a 77 percent interest, as tenants-in-common, with CNL Income Fund XI, Ltd., an affiliate of the general partners and a Florida limited partnership. In October 2001, the Partnership and CNL Income Fund XI, Ltd., as tenants-in-common sold the property (see Note 9.)

9.       Subsequent Events:

         In October 2001, the Partnership and CNL Income Fund XI, Ltd., as tenants-in-common, sold the property in Round Rock, Texas for approximately $1,539,000 and received net sales proceeds of approximately $1,510,700, resulting in a gain, to the tenancy in common, of approximately $123,900 for financial reporting purposes. The Partnership received approximately $1,163,200 as a liquidating distribution for its pro-rata share of the net sales proceeds.

         In October 2001, the Partnership entered into a promissory note with the corporate general partner for a loan in the amount of $75,000 in connection with the operations of the Partnership. The loan is uncollateralized, non-interest bearing and due on demand. As of November 9, 2001, the Partnership had repaid the entire loan to the corporate general partner.

         On October 31, 2001, Phoenix Restaurant Group, Inc. and its Subsidiaries (collectively referred to as "PRG"), a tenant of the Partnership, filed for Chapter 11 bankruptcy protection. In the two weeks prior to the filing, PRG closed 40 operating Black-eyed Pea units as well as 25 operating Denny's units. With these reductions, PRG now operates 44 Denny's units and 48 Black-eyed Pea units. The Partnership anticipates that as a result of the closings and the bankruptcy filing, PRG will reject its only lease with the Partnership.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund VI, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 17, 1988 to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of selected national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance, and utilities. As of September 30, 2001, the Partnership owned 39 Properties, which included interests in six Properties owned by joint ventures in which the Partnership is a co-venturer and nine Properties owned with affiliates of the general partners as tenants-in-common.

Capital Resources

         The Partnership's primary source of capital for the nine months ended September 30, 2001 and 2000 was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $2,187,962 and $2,523,862 for the nine months ended September 30, 2001 and 2000, respectively. The decrease in cash from operations for the nine months ended September 30, 2001 was primarily a result of changes in the Partnership's revenues and expenses as described below in "Results of Operations" and changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the nine months ended September 30, 2001.

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

         In July 2001, the Partnership reinvested the net sales proceeds from the sale of the Property in Chester, Pennsylvania and the return of capital, described above, in a Property in Waldorf, Louisiana, as tenants-in-common, with CNL Income Fund IX, Ltd. and CNL Income Fund XVII, Ltd., each of which is an affiliate of the general partners and a Florida limited partnership. The Partnership contributed approximately $1,367,800 to acquire the Property. The Partnership owns an approximate 60 percent interest in the profits and losses of the Property.

         As of September 30, 2001 the Partnership had entered into an agreement with an unrelated third party to sell the IHOP Property in Round Rock, Texas, in which the Partnership owns a 77 percent interest, as tenants-in-common, with CNL Income Fund XI, Ltd., an affiliate of the general partners and a Florida limited partnership. In October 2001, the Partnership and CNL Income Fund XI, Ltd., as tenants-in-common, sold the Property in Round Rock, Texas, for approximately $1,539,000 and received net sales proceeds of approximately $1,510,700, resulting in a gain, to the tenancy in common, of approximately $123,900 for financial reporting purposes. The Partnership received approximately $1,163,200 as a liquidating distribution for its pro-rata share of the net sales proceeds. The Partnership intends to reinvest these amounts in an additional Property.

         In October 2001, the Partnership entered into a promissory note with the corporate general partner for a loan in the amount of $75,000 in connection with the operations of the Partnership. The loan is uncollateralized, non-interest bearing and due on demand. As of November 9, 2001, the Partnership had repaid the entire loan to the corporate general partner.

         On October 31, 2001, Phoenix Restaurant Group, Inc. and its Subsidiaries (collectively referred to as "PRG"), a tenant of the Partnership, filed for Chapter 11 bankruptcy protection. In the two weeks prior to the filing, PRG closed 40 operating Black-eyed Pea units as well as 25 operating Denny's units. With these reductions, PRG now operates 44 Denny's units and 48 Black-eyed Pea units. The Partnership anticipates that as a result of the closings and the bankruptcy filing, PRG will reject its only lease with the Partnership resulting in the Partnership recording provisions for losses on assets as of September 30, 2001. The lost revenues resulting from any rejected leases will have an adverse effect on the results of operations of the Partnership if the Partnership is not able to re-lease or sell the Properties, in a timely manner, The general partners will be seeking new tenants or purchasers for any Properties whose leases are rejected by PRG.

         Currently, rental income from the Partnership's Properties and any net sales proceeds from the sale of Properties pending reinvestment in additional Properties are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At September 30, 2001, the Partnership had $646,533 invested in such short-term investments as compared to $868,873 at December 31, 2000. The funds remaining at September 30, 2001, will be used to pay distributions and other liabilities of the Partnership.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on cash from operations, and for the nine months ended September 30, 2001, a loan from the corporate general partner as described above in "Capital Resources," the Partnership declared distributions to the limited partners of $2,362,500 for each of the nine months ended September 30, 2001 and 2000 ($787,500 for each of the quarters ended September 30, 2001 and 2000). This represents distributions for each applicable nine months of $33.75 per unit ($11.25 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and nine months ended September 30, 2001 and 2000. No amounts distributed to the limited partners for the nine months ended September 30, 2001 and 2000, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, increased to $881,557 at September 30, 2001, from $857,856 at December 31, 2000. Liabilities at September 30, 2001, to the extent they exceed cash and cash equivalents at September 30, 2001, will be paid from anticipated future cash from operations, the loan from the corporate general partner received in October 2001, or in the event the general partners elect to make capital contributions or additional loans, from future general partners contributions or loans.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the nine months ended September 30, 2000, the Partnership and its consolidated joint venture, Caro Joint Venture, owned and leased 28 wholly owned Properties (including four Properties which were sold during 2000). During the nine months ended September 30, 2001, the Partnership and Caro Joint Venture owned and leased 26 wholly owned Properties (including one Property which was sold during 2001) to operators of fast-food and family-style restaurant chains. In connection therewith, the Partnership and Caro Joint Venture earned $1,619,384 and $1,828,545 during the nine months ended September 30, 2001 and 2000, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties, $535,499 and $612,388 of which was earned during the quarters ended September 30, 2001 and 2000, respectively. Rental and earned income decreased by approximately $42,300 and $146,600 during the quarter and nine months ended September 30, 2001, respectively, as compared to the quarter and nine months ended September 30, 2000, primarily as a result of the sales during 2000 of four Popeye's Properties. The decrease in rental and earned income during the quarter and nine months ended September 30, 2001, was partially offset by an increase of approximately $55,800 and $150,200, respectively, due to the fact that in January 2001, the Partnership reinvested the net sales proceeds from the 2000 sales of four Properties in two Properties, as described above in "Capital Resources."

         Rental and earned income also decreased approximately $34,500 and $113,800, during the quarter and nine months ended September 30, 2001, respectively, as compared to the quarter and nine months ended September 30, 2000, due to the fact that the Partnership increased its allowance for doubtful accounts for past due rental amounts relating to the Properties in Broken Arrow, Oklahoma, and Cheyenne, Wyoming, due to the fact that PRG, the tenant of two Denny's Properties, experienced financial difficulties. In October 2001, PRG filed for bankruptcy as described above in "Capital Resources." The general partners will continue to pursue collection of past due rental amounts. As a result if the anticipated rejection of the one lease and the previously vacant Property, the Partnership does not anticipate it will recognize any rental income relating to these Properties until new tenants are located or until the Properties are sold and the proceeds from such sales are reinvested in additional Properties. The general partners are currently seeking new tenants or purchasers for the vacant Properties. The Partnership expects revenues to remain at reduced levels until the Properties are re-leased to new tenants.

         Rental and earned income were higher during the quarter and nine months ended September 30, 2000, as compared to the quarter and nine months ended September 30, 2001, partially due to the fact that during the quarter and nine months ended September 30, 2000, the Partnership collected and recognized as income past due rental amounts for which the Partnership had previously established an allowance for doubtful accounts, relating to its Properties in Chester, Pennsylvania and Orlando, Florida. No such amounts were collected during the quarter and nine months ended September 30, 2001. In addition, rental and earned income decreased by approximately $33,600 and $68,200 during the quarter and nine months ended September 30, 2001, respectively, due to the fact that in September 2000, the tenant of the Property in Chester, Pennsylvania, terminated its lease and ceased operations. In connection with the lease termination, during the quarter and nine months ended September 30, 2000, the Partnership received $175,000 as lease termination income from the tenant as consideration of the Partnership releasing the tenant from its obligation under the terms of its lease. In May 2001, the Partnership sold this Property and in July 2001, reinvested these net sales proceeds in a Property in Waldorf, Louisiana, with CNL Income Fund IX, Ltd. and CNL Income Fund XVII, Ltd., as tenants-in-common, as described in "Capital Resources". Rental and earned income are expected to remain at reduced amounts while equity in earnings of joint ventures is expected to increase due to the fact that the Partnership reinvested these net sales proceeds in a Property with an affiliate of the general partners, as tenants-in-common.

         During the nine months ended September 30, 2001 and 2000, the Partnership owned and leased five Properties indirectly through joint venture arrangements and nine Properties as tenants-in-common with affiliates of the general partners (including one Property which was sold during 2001). In addition, during the nine months ended September 30, 2001, the Partnership owned and leased one additional Property as tenants-in-common with an affiliate of the general partners. During the nine months ended September 30, 2001 and 2000, the Partnership earned $737,463 and $467,862, respectively, attributable to net income earned by these joint ventures, $222,171 and $192,974 of which was earned during the quarters ended September 30, 2001 and 2000, respectively. The increase in net income earned by joint ventures during the quarter and nine months ended September 30, 2001, as compared to the quarter and nine months ended September 30, 2000, was partially due to the fact that in June 2001, the Partnership and CNL Income Fund IX, Ltd., as tenants-in-common, sold the Property in Dublin, California, in which the Partnership owned a 75 percent interest. The tenancy in common recognized a gain of approximately $158,100 for financial reporting purposes during the nine months ended September 30, 2001, as described above in "Capital Resources." The tenancy in common distributed the net sales proceeds from the sale of the Property to the Partnership as a return of capital, for its pro-rata share of the net sales proceeds, as described above in "Capital Resources". The increase in net income earned by joint ventures was also attributable to the fact that during the quarter and nine months ended September 30, 2001, the Partnership reinvested the return of capital received from the sale of the Property in Dublin, California in an additional Property, as tenants-in-common with CNL Income Fund IX, Ltd. and CNL Income Fund XVII, Ltd. as described above in "Capital Resources."

         In addition, the increase in net income earned by joint ventures was partially due to the fact that during the nine months ended September 30, 2000, the lease relating to the Property owned by Melbourne Joint Venture, in which the Partnership owns a 50 percent interest, was amended to provide for rent reductions starting in February 2000. In June 2000, the operator of this Property vacated the Property and discontinued operations. As a result, during the nine months ended September 30, 2000, the joint venture established an allowance for doubtful accounts for past due rental amounts. In addition, the joint venture established a provision for loss on assets for this Property of approximately $219,100. The provision represented the difference between the Property's net carrying value at September 30, 2000, and the general partners' estimated net realizable value of the Property. No such provision was recorded during the quarter and nine months ended September 30, 2001. In June 2001, the joint venture entered into a new lease with a new tenant for this Property.

         Operating expenses, including depreciation and amortization expense, were $652,540 and $551,226 for the nine months ended September 30, 2001 and 2000, respectively, of which $139,667 and $161,046 were incurred during the quarters ended September 30, 2001 and 2000, respectively. The increase in operating expenses during the nine months ended September 30, 2001, was partially attributable to the fact that the Partnership recorded bad debt expense of $36,679 for past due rental amounts relating to the Properties in Broken Arrow, Oklahoma and Cheyenne, Wyoming, due to the fact that PRG, the tenant, experienced financial difficulties, as described above. The general partners will continue to pursue collection of these past due rental amounts. In addition, the Partnership incurred legal fees, repairs and maintenance and real estate taxes relating to these Properties during the quarter and nine months ended September 30, 2001. The Partnership anticipates that it will continue to incur such costs and will pursue collection of these amounts from the tenant.

         The increase in operating expenses during the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, was also attributable to an increase in the costs incurred for administrative expenses for servicing the Partnership and its Properties, as permitted by the Partnership agreement. In addition, the increase in operating expenses during the nine months ended September 30, 2001, was partially due to the Partnership incurring additional state taxes due to changes in tax laws of a state in which the Partnership conducts business.

         The increase in operating expenses was partially offset by the fact that during the nine months ended September 30, 2000 the Partnership incurred $65,664, in transaction costs relating to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. ("APF"). On March 1, 2000 the general partners and APF mutually agreed to terminate the merger. No such expenses were incurred during the quarter and nine months ended September 30, 2001.

         As a result of the PRG bankruptcy described above in "Capital Resources", the Partnership recorded provisions for losses on assets of approximately $301,700 and $565,100 during the quarter and nine months ended September 30, 2001, respectively. The provisions represented the difference between carrying value of the assets and the general partners' estimated net realizable value of these assets. Due to the uncertainty surrounding the final outcome of the PRG bankruptcy, as described above in "Capital resources", the general partners will continue monitoring the long term impact on the Partnership's financial position and results of operations.

         As a result of the sale of the Property in Chester, Pennsylvania, as described above in "Capital Resources", the Partnership recognized an additional loss of $14,008, for financial reporting purposes during the nine months ended September 30, 2001. As a result of the sale of four Properties during the quarter and nine months ended September 30, 2000, the Partnership recorded gains totaling approximately $639,800 for financial reporting purposes.


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

              10.4 Assignment of Management Agreement from CNL Fund Advisors, Inc. to CNL APF Partners, LP. (Included as
                       Exhibit 10.4 to Form 10-Q filed with the Securities and Exchange Commission on August 6, 2001, and incorporated herein by reference.)

              (b)      Reports on Form 8-K

                       No reports on Form 8-K were filed during the quarter ended September 30, 2001.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 9th day of November, 2001.


                                            CNL INCOME FUND VI, LTD.

                                            By: CNL REALTY CORPORATION
                                                General Partner


                                                By:/s/ James M. Seneff, Jr.
                                                   ----------------------------
                                                   JAMES M. SENEFF, JR.
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)


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