Form 10-K
period 2001-12-31
CNL INCOME FUND VI LTD
filed 2002-03-29
CIK 837986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes _X_ No___

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         Aggregate market value of the voting stock held by nonaffiliates of the registrant: The registrant registered an offering of 70,000 units of limited partnership interest (the "Units") on Form S-11 under the Securities Act of 1933, as amended. Since no established market for such Units exists, there is no market value for such Units. Each Unit was originally sold at $500 per Unit.

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

         In 1999, the Partnership sold four of its Burger King Properties all located in Tennessee and reinvested a portion of the net sales proceeds in Properties in Baytown and Round Rock, Texas and Dublin, California, each as tenants-in-common with affiliates of the General Partners. In 2000, the Partnership reinvested the majority of the remaining net sales proceeds in a Property in Niles, Illinois, as tenants-in-common with an affiliate of the General Partners. In addition, during 2000, the Partnership sold four of its Popeye's Properties all located in Florida. In 2001, the Partnership reinvested the net sales proceeds from the 2000 sale of the four Properties in Florida in two Properties located in Burley, Idaho and Cleburne, Texas. In addition, during 2001, the Partnership sold its Properties in Chester, Pennsylvania and Cheyenne, Wyoming and the Properties in Dublin, California and Round Rock, Texas, each of which was held with an affiliate of the General Partners as tenants-in-common. The Partnership reinvested the majority of the sales proceeds from the sales of the Properties in Chester, Pennsylvania, Dublin, California and Round Rock, Texas in a Property in Houston, Texas and a Property in Waldorf, Maryland with CNL Income Fund IX, Ltd. and CNL Income Fund XVII, Ltd., each of which is a Florida limited partnership and an affiliate of the General Partners.

         As a result of the above transactions, as of December 31, 2001, the Partnership owned 38 Properties. The 38 Properties include six Properties owned by joint ventures in which the Partnership is a co-venturer and eight Properties owned with affiliates as tenants-in-common. Generally, the Properties are leased on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

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

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership, the joint ventures in which the Partnership is a co-venturer and the properties owned with affiliates as tenants-in-common provide for initial terms, ranging from five to 20 years (the average being 18 years), and expire between 2003 and 2020. The leases generally are on a triple-net basis, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $39,500 to $246,400. Generally, the leases provide for percentage rent based on sales in excess of a specified amount. In addition, some of the leases provide that, commencing in the fourth to sixth lease year, the percentage rent will be an amount equal to the greater of the percentage rent calculated under the lease formula or a specified percentage (ranging from one to five percent) of the purchase price or gross sales.

         Generally, the leases of the Properties provide for two to four five-year renewal options subject to the same terms and conditions as the initial lease. Lessees of 31 of the Partnership's 38 Properties also have been granted options to purchase Properties at the Property's then fair market value, or pursuant to a formula based on the original purchase price of the Property, after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm.

         The leases also generally provide that, in the event the Partnership wishes to sell the Property subject to that lease, the Partnership first must offer the lessee the right to purchase the Property on the same terms and conditions, and for the same price, as any offer which the Partnership has received for the sale of the Property.

         In 2001, the Partnership reinvested the net sales proceeds from the four Properties sold in Florida in two Properties located in Burley, Idaho and Cleburne, Texas. In addition, in 2001, the Partnership reinvested the sales proceeds from the sales of the Properties in Chester, Pennsylvania, Dublin, California and Round Rock, Texas in a Property in Houston, Texas and a Property in Waldorf, Maryland with affiliates of the General Partners, as described below in "Joint Venture and Tenancy in Common Arrangements". The lease terms for these Properties are substantially the same as the Partnership's other leases, as described above.

Major Tenants

         During 2001, two lessees of the Partnership and its consolidated joint venture, Golden Corral Corporation and IHOP Properties, Inc., each contributed more than ten percent of the Partnership's total rental and earned income (including rental income from the Partnership's consolidated joint venture in which the Partnership is a co-venturer and the Partnership's share of the rental and earned income from the Properties owned by unconsolidated joint venturers and the Properties owned with affiliates of the General Partners as tenants-in-common). As of December 31, 2001, Golden Corral Corporation was the lessee under leases relating to five restaurants and IHOP Properties, Inc. was the lessee under leases relating to six restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these two lessees each will continue to contribute more than ten percent of the Partnership's total rental and earned income in 2002. In addition, two Restaurant Chains, Golden Corral Family Steakhouse Restaurants ("Golden Corral") and IHOP, each accounted for more than ten percent of the Partnership's total rental and earned income in 2001 (including rental income from the Partnership's consolidated joint venture and the Partnership's share of the rental and earned income from the Properties owned by unconsolidated joint ventures in which the Partnership is a co-venturer and the Properties owned with affiliates of the General Partners as tenants-in-common). In 2002, it is anticipated that these two Restaurant Chains each will continue to account for more than ten percent of the total rental and earned income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner. As of December 31, 2001, no single tenant or group of affiliated tenants leased Properties with an aggregate carrying value in excess of 20% of the total assets of the Partnership.

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

         The joint venture arrangements provide for the Partnership and its joint venture partners to share in all costs and benefits associated with the joint venture in accordance with their respective percentage interest in the joint venture. The Partnership has 66.14% interest in Caro Joint Venture, a 3.9% interest in Auburn Joint Venture, a 36% interest in Show Low Joint Venture, a 14.46% interest in Asheville Joint Venture, a 50% interest in Melbourne Joint Venture, and a 64.29% interest in Warren Joint Venture. The Partnership and its joint venture partners are jointly and severally liable for all debts, obligations and other liabilities of the joint venture.

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

         Net cash flow from operations of Auburn Joint Venture, Show Low Joint Venture, Caro Joint Venture, Asheville Joint Venture, Melbourne Joint Venture, and Warren Joint Venture is distributed 3.9%, 36%, 66.14%, 14.46%, 50%, and 64.29%, respectively, to the Partnership and the balance is distributed to each of the other joint venture partners in accordance with its respective percentage interest in the joint venture. Any liquidation proceeds, after paying joint venture debts and liabilities and funding reserves for contingent liabilities, will be distributed first to the joint venture partners with positive capital account balances in proportion to such balances until such balances equal zero, and thereafter in proportion to each joint venture partner's percentage interest in the joint venture.

         In addition to the above joint venture arrangements, the Partnership has entered into agreements to hold a Property in Vancouver, Washington, as tenants-in-common, with CNL Income Fund, Ltd., CNL Income Fund II, Ltd., and CNL Income Fund V, Ltd., a Property in Clinton, North Carolina, as tenants-in-common, with CNL Income Fund IV, Ltd., CNL Income Fund X, Ltd., and CNL Income Fund XV, Ltd., a Property in Overland Park, Kansas, as tenants-in-common, with CNL Income Fund II, Ltd. and CNL Income Fund III, Ltd., a Property in Memphis, Tennessee, as tenants-in-common, with CNL Income Fund II, Ltd. and CNL Income Fund XVI, Ltd., a Property in Ft. Myers, Florida, as tenants-in-common, with CNL Income Fund XV, Ltd., a Property in Baytown, Texas, as tenants-in-common, with CNL Income Fund III, Ltd., a Property in Round Rock, Texas, as tenants-in-common, with CNL Income Fund XI, Ltd., a Property in Dublin, California, as tenants-in-common with CNL Income Fund IX, Ltd. and a Property in Niles, Illinois, as tenants-in-common, with CNL Income Fund XIV, Ltd. Each CNL Income Fund is an affiliate of the General Partners. The agreements provide for the Partnership and the affiliates to share in the profits and losses of the Property and net cash flow from the Properties, in proportion to each party's percentage interest. In June 2001, the Partnership and CNL Income IX, Ltd., as tenants-in-common, sold the Property in Dublin, California. The Partnership owned a 75% interest in the profits and losses of this Property. In addition, in October 2001, the Partnership and CNL Income XI, Ltd., as tenants-in-common, sold the Property in Round Rock, Texas. The Partnership owned a 77% interest in the profits and losses of this Property. The Partnership owns a 23.04%, an 18%, a 34.74%, a 46.2%, an 85%, an 80%, and a 74%
interest in the Properties in Vancouver, Washington; Clinton, North Carolina; Overland Park, Kansas; Memphis, Tennessee; Ft. Myers, Florida; Bay Town, Texas; and Niles, Illinois, respectively.

         In July 2001, the Partnership entered into an agreement to hold a Bennigan's Property in Waldorf, Maryland, as tenants-in-common, with CNL Income Fund IX, Ltd., and CNL Income Fund XVII, Ltd., each of which is an affiliate of the General Partners. The agreement provides for the Partnership and the affiliates to share in the profits and losses of the Property and net cash flow from the Property, in proportion to each co-venturer's percentage interest. The Partnership owns a 60% interest in this Property.

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

Certain Management Services

         CNL APF Partners, LP, an affiliate of the General Partners, provides certain services relating to management of the Partnership and its Properties pursuant to a management agreement with the Partnership. Under this agreement, CNL APF Partners, LP (the "Advisor") is responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the Partnership in responding to tenant inquiries and notices and providing information to the Partnership about the status of the leases and the Properties. The Advisor also assists the General Partners in negotiating the leases. For these services, the Partnership has agreed to pay the Advisor an annual fee of one percent of the sum of gross rental revenues from Properties wholly owned by the Partnership plus the Partnership's allocable share of gross revenues of joint ventures in which the Partnership is a co-venturer and the Property held as tenants-in-common with an affiliate, but not in excess of competitive fees for comparable services. Under the management agreement, the management fee is subordinated to receipt by the Limited Partners of an aggregate, ten percent, cumulative noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return"), calculated in accordance with the Partnership's limited partnership agreement (the "Partnership Agreement"). In any year in which the Limited Partners have not received the 10% Preferred Return, no property management fee will be paid.

         During 2000, CNL Fund Advisors, Inc. assigned its rights in, and its obligations under, the management agreement with the Partnership to CNL APF Partners, LP. All of the terms and conditions of the management agreement, including the payment of fees, as described above, remain unchanged.

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

Employees

         The Partnership has no employees. The officers of CNL Realty Corporation and the officers and employees of APF, the parent company of the Advisor, perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Financial Group, Inc., a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.


Item 2.  Properties

         As of December 31, 2001, the Partnership owned 38 Properties. Of the 38 Properties, 24 are owned by the Partnership in fee simple, six are owned through joint venture arrangements and eight owned through tenancy in common arrangements. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

         Land. The Partnership's Property sites range from approximately 11,500 to 115,100 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         The following table lists the Properties owned by the Partnership as of December 31, 2001, by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation for the year ended December 31, 2001.

    State                             Number of Properties
    -----                             --------------------

    Florida                                     7
    Georgia                                     1
    Idaho                                       1
    Illinois                                    2
    Indiana                                     1
    Kansas                                      1
    Massachusetts                               1
    Maryland                                    1
    Michigan                                    3
    North Carolina                              3
    New Mexico                                  1
    Ohio                                        1
    Oklahoma                                    2
    Tennessee                                   4
    Texas                                       6
    Virginia                                    2
    Washington                                  1
                                           -------------
    TOTAL PROPERTIES                            38
                                           =============

         Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 1,200 to 10,700 square feet. All buildings on Properties are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 2001, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight-line method using depreciable lives of 31.5 and 39 years for federal income tax purposes.

         As of December 31, 2001, the aggregate cost of the Properties owned by the Partnership (including its consolidated joint venture) and joint ventures (including Properties owned through tenancy in common arrangements) for federal income tax purposes was $20,649,706 and $17,578,300, respectively.

         The following table lists the Properties owned by the Partnership as of December 31, 2001 by Restaurant Chain.

     Restaurant Chain                             Number of Properties
     ----------------                             --------------------

     Arby's                                                 1
     Baker's Square                                         1
     Bennigan's                                             2
     Burger King                                            1
     Chevy's Fresh Mex                                      1
     Church's                                               2
     Darryl's                                               1
     Denny's                                                2
     Durango's Steakhouse of Atlanta                        1
     Golden Corral                                          5
     Hardee's                                               2
     IHOP                                                   6
     Jack in the Box                                        3
     KFC                                                    3
     Loco Lupe's Mexican Restaurant                         1
     Shoney's                                               1
     Taco Bell                                              1
     Taco Cabana                                            1
     Waffle House                                           3
                                                     -----------------

     TOTAL PROPERTIES                                       38
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

         At December 31, 2001, 2000, 1999, 1998, and 1997, the Properties were 100%, 97%, 100%, 95%, and 98% occupied, respectively. The following is a schedule of the average rent per Property for the years ended December 31:

                                   2001              2000             1999              1998              1997
                               --------------    -------------    --------------    --------------    --------------

Rental Revenues (1)(2)           $ 3,311,674      $ 3,456,021       $ 3,417,147       $ 3,342,220       $ 3,139,283
Properties (2)                            38               37                41                42                39
Average Rent per
    property                       $  87,149        $  93,406         $  83,345         $  79,577         $  80,494

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

         The following is a schedule of lease expirations for leases in place as of December 31, 2001 for the next ten years and thereafter.

                                                                                      Percentage of
                Expiration             Number             Annual Rental               Gross Annual
                   Year             of Leases (1)            Revenues                 Rental Income
             -----------------    ----------------    ---------------------    --------------------------
              2002                             --                       --                      --
              2003                              1                   54,000                   1.59%
              2004                              3                  515,141                  15.15%
              2005                              3                  314,800                   9.26%
              2006                             --                       --                      --
              2007                             --                       --                      --
              2008                              3                  124,077                   3.65%
              2009                              2                   91,818                   2.70%
              2010                              7                  566,638                  16.66%
              2011                              2                   27,059                   0.80%
              Thereafter                       17                1,706,946                  50.19%
                                        ----------            -------------           -------------
              Total                            38              $ 3,400,479                 100.00%
                                        ==========            =============           =============

         Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 2001 (see Item 1. Business - Major Tenants) are substantially the same as those described in Item 1. Business
- Leases.

         Golden Corral Corporation leases five Golden Corral restaurants. The initial term of each lease is 15 years (expiring between 2004 and 2011) and the average minimum base annual rent is approximately $152,900 (ranging from approximately $88,000 to $185,700).

         IHOP Corp. leases six IHOP restaurants. The initial term of each lease is 20 years (expiring between 2017 and 2019) and the average minimum base annual rent is approximately $138,000 (ranging from approximately $114,500 to $163,200).


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

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

(a) As of March 15, 2002, there were 2,977 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. During 2001, Limited Partners who wished to sell their Units may have offered the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wished to have their distributions used to acquire additional Units (to the extent Units were available for purchase), may have done so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. The price paid for any Unit transferred pursuant to the Plan was $475 per Unit. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 2001 and 2000 other than pursuant to the Plan, net of commissions.

                                              2001 (1)                               2000 (1)
                                 -----------------------------------    -----------------------------------
                                   High         Low        Average        High         Low       Average
                                 ---------    --------    ----------    ---------    --------   -----------
         First Quarter              $475        $370         $ 423        $ 380       $ 380         $ 380
         Second Quarter              475         179           337          382         371           378
         Third Quarter               351         328           339          387         334           363
         Fourth Quarter              350         331           341          395         300           346

(1) A total of 319 and 216 Units were transferred other than pursuant to the Plan for the years ended December 31, 2001 and 2000, respectively.

         The capital contribution per Unit was $500. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For each of the years ended December 31, 2001 and 2000, the Partnership declared cash distributions of $3,150,000 to the Limited Partners. Distributions of $787,500 were declared at the close of each of the Partnership's calendar quarter during 2001 and 2000 to the Limited Partners. No amounts distributed to partners for the years ended December 31, 2001 and 2000, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive distributions on this basis.

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions, for an annual fee.

(b)      Not applicable.

Item 6.  Selected Financial Data

                                         2001               2000              1999               1998               1997
                                     --------------    ---------------    --------------    ---------------    ---------------
Year ended December 31:
     Revenues (1)                       $3,405,046         $3,211,507        $3,461,440         $3,526,060         $3,456,406
     Net income (2)                      2,033,137          3,016,796         3,510,474          3,020,881          2,899,882
     Cash distributions
       declared (3)                      3,150,000          3,150,000         3,150,000          3,220,000          3,150,000
     Net income per Unit (2)                 29.04              43.10             49.67              42.75              41.06
     Cash distributions
       declared per Unit (3)                 45.00              45.00             45.00              46.00              45.00

At December 31:
     Total assets                      $28,709,054        $29,820,589       $30,120,859        $29,655,896        $29,993,069
     Partners' capital                  27,705,537         28,822,400        28,955,604         28,595,130         28,794,249

(1) Revenues include equity in earnings of unconsolidated joint ventures, minority interest in income of the consolidated joint venture, and lease termination income.

(2) Net income for the years ended December 31, 2001, 2000, 1998, and 1997, includes provision for write-down of assets of $565,061, $368,430, $155,528, and $263,186, respectively. In addition, net income for the years ended December 31, 2001 and 1997, includes $11,897 and $79,777, respectively, from a loss on sale of assets. Net income for the years ended December 31, 2000, 1999, 1998, and 1997, also includes $639,806,
         $848,303, $345,122, and $626,804, respectively, from gains on sale of assets.

(3) Distributions for the years ended December 31, 1998, include a special distribution to the Limited Partners of $70,000, which represented cumulative excess operating reserves.

         The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on August 17, 1988, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains. The leases are generally triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 2001, the Partnership owned 38 Properties, either directly or indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         During the years ended December 31, 2001, 2000, and 1999, the Partnership generated cash from operations (which includes cash received from tenants, distributions from joint ventures and interest received, less cash paid for expenses) of $2,900,366, $3,136,299, and $3,204,934, respectively. The decrease in cash from operations during 2001 and 2000, each as compared to the previous year, was primarily a result of changes in income and expenses as described in "Results of Operations" below.

         Other sources and uses of capital included the following during the years ended December 31, 2001, 2000, and 1999.

         In 1999 and 2000, the Partnership received payments amounting to $18,600 and $55,800, respectively, related to certain rental payments deferral agreed with one tenant in 1996. During 2000, the Partnership terminated the lease with the tenant of the Property located in Chester, Pennsylvania due to financial difficulties the tenant was experiencing. In connection with the terminated lease, the Partnership received $175,000 in consideration for the Partnership releasing the tenant from its obligations under the lease terms. In May 2001, the Partnership sold this Property to an unrelated third party for $85,000 and received net sales proceeds of $83,000. The Partnership had previously recorded provisions for loss of $368,430 in a prior year relating to this Property. The Partnership recorded an additional loss of $14,008 upon the sale of this Property. In July 2001, the Partnership reinvested these net sales proceeds in a Property in Waldorf, Maryland, as described below.

         In June 1999, the Partnership sold four Burger King Properties, one in each of Sevierville, Walker Springs, Broadway and Greeneville, Tennessee, to the tenant in accordance with the purchase options under the lease agreements for a total of approximately $4,354,000 and received net sales proceeds of $4,316,145, resulting in a total gain of $848,303.

         In October 1999, the Partnership used the majority of the net sales proceeds from the sales of the Properties in Walker Springs and Broadway, Tennessee, to invest approximately $2,108,100 in two Properties, one in each of Baytown, Texas and Round Rock, Texas, with CNL Income Fund III, Ltd. and CNL Income Fund XI, Ltd., respectively, affiliates of the General Partners, as tenants-in-common for an 80% and a 77% interest, respectively, in the Properties. In October 2001, the Partnership and CNL Income Fund XI, Ltd., sold the Property in Round Rock, Texas, for approximately $1,539,000 and received net sales proceeds of approximately $1,510,700, resulting in a gain, to the tenancy-in-common, of approximately $123,900. The Partnership received approximately $1,156,300 as a liquidating distribution for its pro-rata share of the net sales proceeds. In December 2001, the Partnership reinvested the majority of these proceeds in a Property in Houston, Texas at an approximate cost of $964,900. The Partnership acquired this Property from CNL Funding
2001-A, LP, a Delaware limited partnership and an affiliate of the General Partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the Property in order to facilitate the acquisition of the Property by the
Partnership. The purchase price paid by the Partnership represented the costs incurred by CNL Funding 2001-A, LP to acquire and carry the Property, including closing costs. A portion of the transaction relating to the sale of this Property and the reinvestment of the net sales proceeds qualified as a like-kind exchange transaction for federal income tax purposes. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners) resulting from the sale.

         In addition, in November 1999, the Partnership used the majority of the net sales proceeds from the sale of the Property in Greeneville, Tennessee, together with the sales proceeds from the 1998 sale of the Property in Liverpool, New York, to invest in an IHOP Property in Dublin, California, with CNL Income Fund IX, Ltd., a Florida limited partnership and an affiliate of the General Partners, as tenants-in-common for a 75% interest in this Property. In June 2001, the Partnership and CNL Income Fund IX, Ltd., as tenants-in-common, sold the Property in Dublin, California, for a sales price of approximately $1,743,300 and received net sales proceeds of approximately $1,699,600, resulting in a gain, to the tenancy-in-common, of approximately $158,100. The Partnership received approximately $1,273,800 as a liquidating distribution for its pro-rata share of the net sales proceeds. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, at a level reasonably assumed by the General Partners, resulting from the sale. In July 2001, the Partnership reinvested the net sales proceeds from the sale of the Property in Chester, Pennsylvania and the return of capital, described above, in a Property in Waldorf, Maryland, as tenants-in-common, with CNL Income Fund IX, Ltd. and CNL Income Fund XVII, Ltd., each of which is an affiliate of the General Partners and a Florida limited partnership. The Partnership contributed approximately $1,368,300 to acquire the Property. The Partnership owns an approximate 60% interest in the profits and losses of the Property.

         In January 2000, the Partnership invested the majority of the net sales proceeds from the sale of the Property in Sevierville, Tennessee, in a Property in Niles, Illinois, with CNL Income Fund XIV, Ltd., a Florida limited partnership and an affiliate of the General Partners, as tenants-in-common for a 74% interest in the Property. The Partnership acquired the Property from an affiliate of the General Partners. The affiliate had purchased and temporarily held title to the Property in order to facilitate the acquisition of the Property by the Partnership. The purchase price paid by the Partnership represented the costs incurred by the affiliate to acquire the Property, including closing costs. A portion of the transaction relating to the sales of the four Properties and the reinvestment of the net sales proceeds qualified as a like-kind exchange transaction for federal income tax purposes. The Partnership distributed amounts sufficient to enabled the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners) resulting from the sales.

         In September 2000, the Partnership sold four of its Popeyes Properties, three in Jacksonville, Florida and one in Tallahassee, Florida, to a third party for a total of approximately $2,081,800 and received net sales proceeds totaling approximately $2,071,800 resulting in gains totaling approximately $639,800. In January 2001, the Partnership invested a portion of these net sales proceeds in two Properties located in Burley, Idaho and Cleburne, Texas at an approximate cost of $2,098,400. The Partnership acquired these Properties from CNL Funding 2001-A, LP, a Delaware limited partnership and an affiliate of the General Partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the Properties in order to facilitate the acquisition of the Properties by the Partnership. The purchase price paid by the Partnership represented the costs incurred by CNL Funding 2001-A, LP to acquire and carry the Properties, including closing costs. A portion of the transaction relating to the sale of these four Properties and the reinvestment of the net sales proceeds qualified as a like-kind exchange transaction for federal income tax purposes. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners) resulting from the sales.

         In 2001, the Partnership entered in a promissory note with the corporate General Partner for a loan in the amount of $75,000 in connection with the operations of the partnership. The loan was uncollateralized, non-interest bearing and due on demand. As of December 31, 2001, the Partnership had repaid the loan in full to the corporate General Partner.

         In December 2001, the Partnership sold its Property in Cheyenne, Wyoming to an unrelated third party for approximately $300,000 and received net sales proceeds of approximately $290,800, resulting in a gain of $2,111. The Partnership intends to reinvest these sales proceeds in an additional Property. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners) resulting from the sale.

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

         Currently, rental income from the Partnership's Properties and net sales proceeds from the sale of Properties, pending reinvestment in additional Properties, are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At December 31, 2001, the Partnership had $1,126,921 invested in such short-term investments, as compared to $868,873 at December 31, 2000. The increase in cash and cash equivalents during 2001 was primarily a result of the Partnership receiving and holding the net sales proceeds from the sale of the Property in Cheyenne, Wyoming, as described above, pending the reinvestment in an additional Property. For the year ending December 31, 2001, the average interest rate earned on the rental income deposited in demand deposit accounts at commercial banks was approximately 2.3% annually. The funds remaining at December 31, 2001, after payment of distributions and other liabilities, will be used to invest in an additional Property and to meet the Partnership's working capital needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, the Partnership declared distributions to the Limited Partners of $3,150,000 for each of the years ended December 31, 2001, 2000, and 1999. This represents distributions of $45 per Unit for each of the years ended December 31, 2001, 2000, and 1999. No distributions were made to the General Partners during the years ended December 31, 2001, 2000, and 1999. No amounts distributed to the Limited Partners for the years ended December 31, 2001, 2000, and 1999, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

         During 2000, the General Partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the General Partners' capital account as of December 31, 1999. Accordingly, the General Partners were not allocated any net income and did not receive any distributions during the years ended December 31, 2001 and 2000.

         As of December 31, 2001 and 2000, the Partnership owed $11,507 and $5,396, respectively, to affiliates for operating expenses and accounting and administrative services and other amounts. As of March 15, 2002, the Partnership had reimbursed all such amounts to the affiliates. Other liabilities of the Partnership, including distributions payable were $854,867 at December 31, 2001, as compared to $852,460 at December 31, 2000. The General Partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Critical Accounting Policies

         The Partnership's leases are accounted for under the provisions of Statement of Accounting Standard No. 13, "Accounting for Leases" ("FAS 13"), and have been accounted for using either the direct financing or the operating method. FAS 13 requires management to estimate the economic life of the leased property, the residual value of the leased property and the present value of minimum lease payments to be received from the tenant. In addition, management assumes that all payments to be received under its leases are collectible. Changes in management's estimates or assumption regarding collectibility of lease payments could result in a change in accounting for the lease at the inception of the lease.

         The Partnership accounts for its unconsolidated joint ventures using the equity method of accounting. Under generally accepted accounting principles, the equity method of accounting is appropriate for entities that are partially owned by the Partnership, but for which operations of the investee are shared with other partners. The Partnership's joint venture agreements require the consent of all partners on all key decisions affecting the operations of the underlying Property.

         Management reviews its Properties and investments in unconsolidated entities periodically (no less than once per year) for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. Management determines whether impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the Property, with the carrying cost of the individual Property. If an impairment is indicated, the assets are adjusted to their fair value.

Results of Operations

         During 1999, the Partnership and its consolidated joint venture, Caro Joint Venture, owned and leased 32 wholly owned Properties (including four Properties which were sold during 1999), and during 2000, the Partnership owned and leased 28 wholly owned Properties (including four Properties which were sold during 2000) and during 2001, the Partnership owned and leased 26 wholly owned Properties (including two Properties which were sold during 2001). In addition, during 1999, the Partnership was a co-venturer in five separate joint ventures that owned and leased a total of five Properties and during 2000 and 2001 the Partnership was a co-venturer in one additional joint venture that owned and leased one Property. During 1999, the Partnership owned and leased eight Properties with affiliates as tenants-in-common, and during 2000, the Partnership owned and leased nine Properties with affiliates as tenants-in-common, and during 2001, the Partnership owned and leased ten Properties with affiliates as tenants-in-common (including two Properties which were sold in 2001). As of December 31, 2001, the Partnership owned, either directly, or through joint venture arrangements, 38 Properties which are generally subject to long-term, triple-net leases. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $39,500 to $246,400. Generally, the leases provide for percentage rent based on sales in excess of a specified amount. In addition, some of the leases provide that, commencing in the fourth to sixth lease year, the percentage rent will be an amount equal to the greater of the percentage rent calculated under the lease formula or a specified percentage (ranging from one to five percent) of the purchase price or gross sales. For further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item 2. Properties, respectively.

         During the years ended December 31, 2001, 2000, and 1999, the Partnership and its consolidated joint venture earned $2,207,186, $2,355,377, and $2,675,958, respectively, in rental income from operating leases and earned income from direct financing leases. Rental and earned income decreased during 2001 and 2000, each as compared to the previous year, primarily as a result of the sales of Properties during 2000 and 1999, as described above in "Capital Resources." The decrease in rental and earned income during 2001 was partially offset by an increase of approximately $215,700, due to the fact that in 2001, the Partnership reinvested a portion of the net sales proceeds from the 2000 and 2001 sales of several Properties in three additional Properties, as described above in "Capital Resources." Rental and earned income are expected to remain at reduced amounts while equity in earnings of joint ventures is expected to increase due to the fact that the Partnership reinvested a portion of the net sales proceeds from the 2000 sales of several Properties and the majority of the net sales proceeds from the 1999 sales of several Properties in joint ventures or in Properties with affiliates of the General Partners, as tenants-in-common.

         Rental and earned income remained at reduced amounts during 2001 and 2000, due to the fact that PRG, the tenant of two of the Partnership's Properties, experienced financial difficulties during 2000 and in October 2001, filed for bankruptcy and rejected the lease it had with the Partnership relating to the Property in Cheyenne, Wyoming. As a result of the bankruptcy, the Partnership stopped recording rental revenue relating to these Properties. PRG has not rejected or affirmed the lease relating to the Property in Broken Arrow, Oklahoma. While the tenant has not rejected or affirmed this lease, there can be no assurance that the lease will not be rejected in the future. In December 2001, the Partnership sold the vacant Property in Cheyenne, Wyoming, as described above in "Capital Resources." The lost revenues resulting from the possible rejection of the remaining lease could have an adverse effect on the results of operations of the Partnership if the Partnership is unable to re-lease the Properties in a timely manner.

         The decrease in rental and earned income during 2000, as compared to 1999, was partially offset by the fact that the Partnership collected and recorded as income approximately $53,700 and $18,600 during 2000 and 1999, in rental payment deferrals for the two Properties leased by the same tenant in Chester, Pennsylvania, and Orlando, Florida. These amounts were collected in accordance with the agreement entered into in March 1996, with the tenant to pay the remaining balance of the rental payment deferral amounts as discussed above in "Capital Resources." During 2000, the tenant terminated its lease relating to the Property in Chester, Pennsylvania. In connection with the termination, the Partnership received $175,000 in lease termination income in consideration for the Partnership releasing the tenant from its obligations under the lease. In May 2001, the Partnership sold this Property, as described above in "Capital Resources." In July 2001, the Partnership reinvested these net sales proceeds in a Property in Waldorf, Maryland, with CNL Income Fund IX, Ltd. and CNL Income Fund XVII, Ltd., as tenants-in-common, as described in "Capital Resources". Rental and earned income are expected to remain at reduced amounts while equity in earnings of joint ventures is expected to increase due to the fact that the Partnership reinvested these net sales proceeds in a Property with an affiliate of the General Partners, as tenants-in-common.

         In addition, for the years ended December 31, 2001, 2000, and 1999, the Partnership earned $987,886, $672,749, and $524,643, respectively, attributable to net income earned by joint ventures in which the Partnership is a co-venturer. The increase in net income earned by joint ventures during 2001, as compared to 2000, was partially due to the fact that in June 2001, the Partnership and CNL Income Fund IX, Ltd., as tenants-in-common, sold the Property in Dublin, California, in which the Partnership owned a 75% interest. The tenancy in common recognized a gain of approximately $158,100 during, 2001, as described above in "Capital Resources." The tenancy in common distributed to the Partnership its pro-rata share of the net sales proceeds from this sale as a liquidation distribution, as described above in "Capital Resources". The increase in net income earned by joint ventures was also attributable to the fact that during 2001, the Partnership reinvested these proceeds in an additional Property, as tenants-in-common with CNL Income Fund IX, Ltd. and CNL Income Fund XVII, Ltd. as described above in "Capital Resources." In addition, the increase in net income earned by joint ventures during 2001, as compared to 2000, was partially due to the fact that in October 2001, the Partnership and CNL Income Fund XI, Ltd., as tenants-in-common, sold the Property in Round Rock, Texas, in which the Partnership owned a 77% interest, as described above in "Capital Resources." The tenancy in common recognized a gain of approximately $123,900 during, 2001. The tenancy in common distributed to the Partnership its pro-rata share of the net sales proceeds from this sale as a liquidating distribution, and the Partnership reinvested these proceeds in a Property in Houston, Texas, as described above in "Capital Resources". The increase in net income earned by joint ventures during 2001 was partially offset by the fact that in January 2002, Houlihan's Restaurant, Inc., which leases the Property owned by Show Low Joint Venture, filed for bankruptcy and rejected the lease relating to this Property. As a result, during 2001, the joint venture recorded a provision for write-down of assets of approximately $56,400 related to previously accrued rental income relating to this Property. The accrued rental income was the accumulated amount of non-cash accounting adjustment previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. No such provision was recorded during 2000 or 1999, relating to this Property. The provision represented the difference between the carrying value of the Property, including the accumulated accrued rental income balance and the General Partners' estimated net realizable value of the Property. The joint venture will not recognize any rental and earned income from this Property until the Property is re-leased or the Property is sold and the proceeds are reinvested in an additional Property. The joint venture is currently seeking a replacement tenant or purchaser for this Property. The lost revenues resulting from the vacant Property could have an adverse effect on the equity in earnings of joint ventures, if the joint venture is not able to re-lease or sell the Property in a timely manner.

         The increase in net income earned by joint ventures during 2000, as compared to 1999, was primarily due to the fact that in 1999 and 2000, the Partnership reinvested the net sales proceeds it received from the 1999 sales of four Burger King Properties in four Properties with affiliates of the general partners as tenants-in-common. The increase in net income earned by joint ventures during 2000 was partially offset by the fact that during 2000, the lease relating to the Property owned by Melbourne Joint Venture, in which the Partnership owns a 50% interest, was amended to provide for rent reductions starting in February 2000. In June 2000, the operator of this Property vacated the Property and discontinued operations. As a result, during 2000, the joint venture stopped recording rental revenue relating to this Property. The joint venture will continue to pursue collection of past due rental amounts. The joint venture did not recognize any rental income relating to this Property until June 2001, at which time the joint venture re-leased this Property to a new tenant. The lease terms for this Property are substantially the same as the
Partnership's other leases. In addition, during 2000, the joint venture established a provision for write-down of assets for this Property of approximately $219,100. The provision represented the difference between the Property's net carrying value at December 31, 2000 and the current estimated net realizable value for the Property. No such provision was recognized during 2001 or 1999.

         During 2001, two lessees of the Partnership and its consolidated joint venture, Golden Corral Corporation and IHOP Properties, Inc., each contributed more than ten percent of the Partnership's total rental and earned income (including rental income from the Partnership's consolidated joint venture in which the Partnership is a co-venturer and the Partnership's share of the rental and earned income from the Properties owned by unconsolidated joint venturers and the Properties owned with affiliates of the General Partners as tenants-in-common). As of December 31, 2001, Golden Corral Corporation was the lessee under leases relating to five restaurants and IHOP Properties, Inc. was the lessee under leases relating to six restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these two lessees each will continue to contribute more than ten percent of the Partnership's total rental and earned income in 2002. In addition, two Restaurant Chains, Golden Corral Family Steakhouse Restaurants ("Golden Corral") and IHOP, each accounted for more than ten percent of the Partnership's total rental and earned income in 2001 (including rental income from the Partnership's consolidated joint venture and the Partnership's share of the rental and earned income from the Properties owned by unconsolidated joint ventures in which the Partnership is a co-venturer and the Properties owned with affiliates of the General Partners as tenants-in-common). In 2002, it is anticipated that these two Restaurant Chains each will continue to account for more than ten percent of the total rental and earned income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

         For the years ended 2001, 2000, and 1999, the Partnership also earned $83,689, $58,100, and $147,908, respectively, in interest and other income. Interest and other income were higher during 2001 and 1999, as compared to 2000 primarily due to the amount interest earned on the net sales proceeds received and held in escrow relating to the sales of several Properties, until such proceeds were reinvested in additional Properties, as described above in "Capital Resources."

         Operating expenses, including depreciation and amortization expense and provisions for losses on assets, were $1,360,012, $1,009,517, and $799,269, for the years ended December 31, 2001, 2000, and 1999, respectively. The increase in operating expenses during 2001, as compared to 2000, was partially attributable to the fact that the Partnership established a provision for write-down of assets of approximately $565,100 relating to the Properties in Broken Arrow, Oklahoma and Cheyenne, Wyoming. The tenant of these Properties filed for bankruptcy and rejected the lease relating to the Property in Cheyenne, Wyoming, as described above. In addition, the Partnership recorded a provision for doubtful accounts of approximately $33,100 for past due rental amounts relating to these Properties. The General Partners will continue to pursue collection of these past due rental amounts. In addition, the Partnership incurred legal fees, repairs and maintenance and real estate taxes relating to these Properties during 2001. The Partnership anticipates that it will continue to incur such costs relating to the remaining vacant Property and will pursue collection of these amounts from the tenant.

         The increase in operating expenses during 2001, as compared to 2000, was also partially attributable to an increase in the costs incurred for administrative expenses for servicing the Partnership and its Properties, as permitted by the Partnership agreement. In addition, the increase in operating expenses during 2001 was partially due to the Partnership incurring additional state taxes due to changes in tax laws of a state in which the Partnership conducts business.

         The increase in operating expenses during 2000, as compared to 1999, was primarily due to the fact that during 2000, the Partnership recorded a provision for write-down of assets in the amount of $368,430, for the Property in Chester, Pennsylvania. This lease for this Property was terminated in 2000, as described above in "Capital Resources." The provision represented the difference between the Property's carrying value at December 31, 2000, and the General Partners' estimated net realizable value for this Property. No such provision was recorded during 1999. In May 2001, the Partnership sold this Property, as described above in "Capital Resources." The increase during 2000, as compared to 1999, was partially offset by, a decrease in depreciation expense due to sales of several Properties in 2000 and 1999.

         The increase in operating expenses during 2000 and 1999, each as compared to the previous year, was partially offset by the fact that during 2000 and 1999 the Partnership incurred $34,287 and $174,233, respectively, in transaction costs relating to the General Partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. ("APF"). On March 1, 2000 the general partners and APF mutually agreed to terminate the merger. No such expenses were incurred during 2001.

         As a result of the sale of the Properties in Chester, Pennsylvania and Cheyenne, Wyoming, as described above in "Capital Resources," the Partnership recognized a loss of $11,897 during the year ended December 31, 2001. As a result of the sales of four Popeye's Properties in 2000 and four Burger King Properties in 1999, as described above in "Capital Resources," the Partnership recognized gains of $639,806 and $848,303, respectively.

         The restaurant industry, as a whole, has been one of the many industries affected by the general slowdown in the economy. While the Partnership has experienced some losses due to the financial difficulties of a limited number of restaurant operators, the General Partners remain confident in the overall performance of the fast-food and family style restaurants, the concepts that comprise the Partnership's portfolio. Industry data shows that these restaurant concepts continue to outperform and remain more stable than higher-end restaurants, which have been more adversely affected by the slowing economy.

         The Partnership's leases as of December 31, 2001, are generally triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Inflation, overall, has had a minimal effect on the results of operations of the Partnership. Continued inflation may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

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

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" (FAS 141) and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (FAS 142). The Partnership has reviewed both statements and has determined that both FAS 141 and FAS 142 do not apply to the Partnership as of December 31, 2001.

         In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The adoption of FAS 144 did not have any effect on the partnership's recording of impairment losses as this Statement retained the fundamental provisions of FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of".

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

Item 8.  Financial Statements and Supplementary Data

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                                    CONTENTS
                                    --------



                                                             Page
                                                             ----

Report of Independent Certified Public Accountants            20

Financial Statements:

     Balance Sheets                                           21

     Statements of Income                                     22

     Statements of Partners' Capital                          23

     Statements of Cash Flows                              24-25

     Notes to Financial Statements                         26-43

               Report of Independent Certified Public Accountants
               --------------------------------------------------





To the Partners
CNL Income Fund VI, Ltd.


In our opinion, the accompanying balance sheets and the related statements of income, of partners' capital and of cash flows present fairly, in all material respects, the financial position of CNL Income Fund VI, Ltd. (a Florida limited partnership) at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 14(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




/s/ PricewaterhouseCoopers LLP


Orlando, Florida
February 8, 2002

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS

                                                                                              December 31,
                                                                                   2001                        2000
                                                                              ------------------         --------------------

                            ASSETS
                            ------

Land and buildings on operating leases, net                                       $ 16,023,866                  $13,428,503
Net investment in direct financing leases                                            2,399,329                    3,324,866
Investment in joint ventures                                                         8,387,142                    9,280,761
Cash and cash equivalents                                                            1,126,921                      868,873
Certificate of deposit                                                                      --                      103,500
Restricted cash                                                                             --                    2,062,036
Receivables, less allowance for doubtful accounts of $150,802
      and $193,869, respectively                                                       124,865                      141,085
Due from related parties                                                                15,981                       13,593
Accrued rental income, less allowance for doubtful accounts
      of $47,718 in 2001 and 2000
                                                                                       590,190                      533,412
Other assets                                                                            40,760                       63,960
                                                                              ------------------         --------------------

                                                                                  $ 28,709,054                 $ 29,820,589
                                                                              ==================         ====================

              LIABILITIES AND PARTNERS' CAPITAL
              ---------------------------------


Accounts payable                                                                    $   16,859                   $   41,715
Accrued and escrowed real estate taxes payable                                          13,119                       11,126
Due to related parties                                                                  11,507                        5,396
Distributions payable                                                                  787,500                      787,500
Rents paid in advance and deposits                                                      37,389                       12,119
                                                                              ------------------         --------------------
        Total liabilities                                                              866,374                      857,856

Minority interest                                                                      137,143                      140,333

Partners' capital                                                                   27,705,537                   28,822,400
                                                                              ------------------         --------------------

                                                                                  $ 28,709,054                 $ 29,820,589
                                                                              ==================         ====================


                See accompanying notes to financial statements.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME

                                                                               Year Ended December 31,
                                                                      2001                2000               1999
                                                                ------------------   ---------------    ---------------

Revenues:
     Rental income from operating leases                            $   2,003,280      $  1,935,866       $  2,217,409
     Earned income from direct financing leases                           203,906           419,511            458,549
     Contingent rental income                                             149,286           152,450            149,981
     Lease termination income                                                  --           175,000                 --
     Interest and other income                                             83,689            58,100            147,908
                                                                ------------------   ---------------    ---------------
                                                                        2,440,161         2,740,927          2,973,847
                                                                ------------------   ---------------    ---------------
Expenses:
     General operating and administrative                                 274,012           169,603            158,011
     Professional services                                                 47,035            45,719             45,076
     Provision for doubtful accounts                                       33,147                --                 --
     Real estate taxes                                                     25,704             3,780                 --
     State and other taxes                                                 42,557            18,720             10,042
     Depreciation and amortization                                        372,496           368,978            411,907
     Provision for write-down of assets                                   565,061           368,430                 --
     Transaction costs                                                         --            34,287            174,233
                                                                ------------------   ---------------    ---------------
                                                                        1,360,012         1,009,517            799,269
                                                                ------------------   ---------------    ---------------
Income Before Gain (Loss) on Sale of Assets, Minority
     Interest in Income of Consolidated Joint Venture and
     Equity in Earnings of Unconsolidated Joint Ventures                1,080,149         1,731,410          2,174,578

Gain (Loss) on Sale of Assets                                             (11,897  )        639,806            848,303

Minority Interest in Income of Consolidated Joint Venture                 (23,001  )        (27,169  )         (37,050  )

Equity in Earnings of Unconsolidated Joint Ventures                       987,886           672,749            524,643
                                                                ------------------   ---------------    ---------------

Net Income                                                          $   2,033,137      $  3,016,796       $  3,510,474
                                                                ==================   ===============    ===============

Allocation of Net Income:
     General partners                                                   $      --          $     --         $   33,908
     Limited partners                                                   2,033,137         3,016,796          3,476,566
                                                                ------------------   ---------------    ---------------

                                                                    $   2,033,137      $  3,016,796       $  3,510,474
                                                                ==================   ===============    ===============

Net Income Per Limited Partner Unit                                   $     29.04        $    43.10         $    49.67
                                                                ==================   ===============    ===============

Weighted Average Number of Limited Partner Units
Outstanding                                                                70,000            70,000             70,000
                                                                ==================   ===============    ===============



                 See accompanying notes to financial statements.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 2001, 2000 and 1999

                                   General Partners                                Limited Partners
                           ---------------------------- ------------------------------------------------------------
                                           Accumulated                                    Accumulated    Syndication
                            Contributions   Earnings    Contributions    Distributions      Earnings        Costs         Total
                           --------------- ------------ ------------- ---------------- ---------------- ------------- -------------

Balance, December 31, 1998    $     1,000  $   256,690  $  35,000,000   $ (28,804,226 )  $  26,156,666  $ (4,015,000 ) $28,595,130

  Distributions to limited
     partners ($45.00 per
     limited partner unit)             --           --             --      (3,150,000 )             --            --    (3,150,000 )
  Net income                           --       33,908             --              --        3,476,566            --     3,510,474
                           --------------- ------------ ------------- ---------------- ---------------- ------------- -------------

Balance, December 31, 1999          1,000      290,598     35,000,000     (31,954,226 )     29,633,232    (4,015,000 )  28,955,604

  Distributions to limited
     partners ($45.00 per
     limited partner unit)             --           --             --      (3,150,000 )             --            --    (3,150,000 )
  Net income                           --           --             --              --        3,016,796            --     3,016,796
                           --------------- ------------ ------------- ---------------- ---------------- ------------- -------------

Balance, December 31, 2000          1,000      290,598     35,000,000     (35,104,226 )     32,650,028    (4,015,000 )  28,822,400

  Distributions to limited
     partners ($45.00 per
     limited partner unit)             --           --             --      (3,150,000 )             --            --    (3,150,000 )
  Net income                           --           --             --              --        2,033,137            --     2,033,137
                           --------------- ------------ ------------- ---------------- ---------------- ------------- -------------

Balance, December 31, 2001    $     1,000  $   290,598  $  35,000,000   $ (38,254,226 )  $  34,683,165  $ (4,015,000 ) $27,705,537
                           =============== ============ ============= ================ ================ ============= =============




                 See accompanying notes to financial statements.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                                                Year Ended December 31,
                                                                    2001                2000                  1999
                                                               ---------------     ---------------       ---------------

Increase ( Decrease) in Cash and Cash Equivalents:

Cash Flows from Operating Activities:
    Cash received from tenants                                   $  2,384,714        $  2,647,604         $  2,817,707
    Distributions from unconsolidated joint ventures                  819,773             881,943              483,152
    Cash paid for expenses                                           (380,274)           (437,139)            (227,913)
    Interest received                                                  76,153              43,891              131,988
                                                            ------------------  ------------------   ------------------
        Net cash provided by operating activities                   2,900,366           3,136,299            3,204,934
                                                            ------------------  ------------------   ------------------

Cash Flows from Investing Activities:
    Proceeds from sale of assets                                      373,800           2,071,847            4,316,145
    Additions to land and buildings on operating
        leases                                                     (3,063,219)                 --                   --
    Investment in joint ventures                                   (1,368,300)         (1,112,500)          (3,314,843)
    Liquidating distribution from joint ventures                    2,430,032                  --                   --
    Redemption of (investment in) certificate of
        deposit                                                       100,000            (100,000)                  --
    Decrease (increase) in restricted cash                          2,061,560          (2,061,560)                  --
    Payment of lease costs                                                 --                  --               (3,300)
                                                            ------------------  ------------------   ------------------
        Net cash provided by (used in) investing
          activities                                                  533,873          (1,202,213)             998,002
                                                            ------------------  ------------------   ------------------

Cash Flows from Financing Activities:
    Proceeds from loan from corporate General
         Partner                                                       75,000                  --                   --
    Repayment of loan from corporate General
         Partner                                                      (75,000)                 --                   --
    Distributions to limited partners                              (3,150,000)         (3,150,000)          (3,220,000)
    Distributions to holder of minority interest                      (26,191)            (40,706)             (28,129)
                                                            ------------------  ------------------   ------------------
        Net cash used in financing activities                      (3,176,191)         (3,190,706)          (3,248,129)
                                                            ------------------  ------------------   ------------------

Net Increase (Decrease) in Cash and Cash
    Equivalents                                                       258,048          (1,256,620)             954,807

Cash and Cash Equivalents at Beginning of Year                        868,873           2,125,493            1,170,686
                                                            ------------------  ------------------   ------------------

Cash and Cash Equivalents at End of Year                         $  1,126,921         $   868,873         $  2,125,493
                                                            ==================  ==================   ==================



                 See accompanying notes to financial statements.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED


                                                                                   Year Ended December 31,
                                                                            2001               2000               1999
                                                                       ---------------    ---------------    ---------------

Reconciliation of Net Income to Net Cash Provided by Operating
    Activities:

       Net income                                                        $  2,033,137       $  3,016,796       $  3,510,474
                                                                       ---------------    ---------------    ---------------

       Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation                                                      370,848            367,328            410,257
            Amortization                                                        1,648              1,650              1,650
            Provision for doubtful accounts                                    33,147                 --                 --
            Equity in earnings of unconsolidated joint ventures, net
               of distributions                                              (168,113 )          209,194            (41,491 )
            Loss (gain) on sale of assets                                      11,897           (639,806 )         (848,303 )
            Provision for write-down of assets                                565,061            368,430                 --
            Minority interest in income of consolidated joint
               venture                                                         23,001             27,169             37,050
            Decrease (increase) in due from related parties                    (2,388 )            5,518                 --
            Increase in receivables                                           (12,951 )          (10,584 )           (2,676 )
            Decrease in net investment in direct financing leases              71,787             68,794             64,697
            Increase in accrued rental income                                 (56,778 )          (97,498 )          (95,735 )
            Decrease (increase) in other assets                                21,552            (27,163 )           (1,898 )
            Increase (decrease) in accounts payable and accrued and
               escrowed real estate taxes payable                             (22,863 )          (89,824 )          135,333
            Increase (decrease ) in due to related parties                      6,111            (59,824 )           45,817
            Increase (decrease) in rents paid in advance and
               deposits                                                        25,270             (3,881 )          (10,241 )
                                                                       ---------------    ---------------    ---------------
            Total adjustments                                                 867,229            119,503           (305,540 )
                                                                       ---------------    ---------------    ---------------

Net Cash Provided by Operating Activities                                $  2,900,366       $  3,136,299       $  3,204,934
                                                                       ===============    ===============    ===============

Supplemental Schedule of Non-Cash Financing Activities:

       Distributions declared and unpaid at December 31                   $   787,500        $   787,500        $   787,500
                                                                       ===============    ===============    ===============


                 See accompanying notes to financial statements.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2001, 2000, and 1999


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

         The general partners of the Partnership are CNL Realty Corporation (the "Corporate General Partner"), James M. Seneff, Jr. and Robert A. Bourne. Mr. Seneff and Mr. Bourne are also 50% shareholders of the Corporate General Partner. The general partners have responsibility for managing the day-to-day operations of the Partnership.

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

                  Years Ended December 31, 2001, 2000, and 1999


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

         When the collection of amounts recorded as rental or other income is considered to be doubtful, an adjustment is made to increase the allowance for doubtful accounts, which is netted against receivables and accrued rental income, although the Partnership continues to pursue collection of such amounts. If amounts are subsequently determined to be uncollectible, the corresponding receivable and allowance for doubtful accounts are decreased accordingly.

         Investment in Joint Ventures - The Partnership accounts for its 66% interest in Caro Joint Venture, a Florida general partnership, using the consolidation method. Minority interests represent the minority joint venture partners' proportionate share of equity in the Partnership's consolidated joint venture. All significant intercompany accounts and transactions have been eliminated.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


1.       Significant Accounting Policies - Continued:
         -------------------------------------------

         The Partnership's investments in Auburn Joint Venture, Show Low Joint Venture, Asheville Joint Venture, Warren Joint Venture, and Melbourne Joint Venture and properties in Clinton, North Carolina; Vancouver, Washington; Overland Park, Kansas; Memphis, Tennessee; Fort Myers, Florida; Baytown, Texas; Waldorf, Maryland; and Niles, Illinois, each of which is held as tenants-in-common with affiliates of the general partners, are accounted for using the equity method since the joint venture agreement requires the consent of all partners on all key decisions affecting the operations of the underlying property.

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

         Lease Costs - Other assets include brokerage fees and lease incentive costs incurred in finding new tenants and negotiating new leases for the Partnership's properties which are amortized over the terms of the new leases using the straight-line method.

         Income Taxes - Under Section 701 of the Internal Revenue Code, all income, expenses and tax credit items flow through to the partners for tax purposes. Therefore, no provision for federal income taxes is provided in the accompanying financial statements. The Partnership is subject to certain state taxes on its income and property.

         Additionally, for tax purposes, syndication costs are included in Partnership equity and in the basis of each partner's investment. For financial reporting purposes, syndication costs are netted against partners' capital and represent a reduction of Partnership equity and a reduction in the basis of each partner's investment. See "Income Taxes" footnote for a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


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

         Statement of Financial Accounting Standards No. 141 ("FAS 141") and Statement of Financial Accounting Standards No. 142 ("FAS 142") - In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" (FAS
         141) and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (FAS 142). The Partnership has reviewed both statements and has determined that both FAS 141 and FAS 142 do not apply to the Partnership as of December 31, 2001.

         Statement of Financial Accounting Standards No. 144 ("FAS 144") - In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


1.       Significant Accounting Policies - Continued:
         -------------------------------------------

         the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The adoption of FAS 144 did not have any effect on the partnership's recording of impairment losses as this Statement retained the fundamental provisions of FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."

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

3.       Land and Buildings on Operating Leases:
         --------------------------------------

         Land and buildings on operating leases consisted of the following at December 31:

                                                2001             2000
                                            ----------------  ---------------

            Land                               $  8,135,133      $ 6,645,816
            Buildings                            11,416,408        9,944,871

                                            ----------------  ---------------
                                                  19,551,541       16,590,687
            Less accumulated depreciation        (3,527,675 )     (3,162,184 )
                                            ----------------  ---------------
                                               $ 16,023,866     $ 13,428,503
                                            ================  ===============

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


3.       Land and Buildings on Operating Leases - Continued:
         --------------------------------------------------

         In January 2000, the Partnership reinvested a portion of the net sales proceeds from the 1999 sale of the property in Sevierville, Tennessee in a property located in Niles, Illinois, as a tenants-in-common with affiliates of the general partners (see Note 5).

         In September 2000, the Partnership sold four of its properties, three in Jacksonville, Florida and one in Tallahassee, Florida, to a third party for a total of approximately $2,081,800 and received net sales proceeds totaling approximately $2,071,800 resulting in gains totaling approximately $639,800. In February 2001, the Partnership reinvested the net sales proceeds in two additional properties located in Burley, Idaho and Cleburne, Texas at an approximate cost of $2,098,400. The Partnership acquired these properties from CNL Funding 2001-A, LP, a Delaware limited partnership and an affiliate of the general partners (see Note 10).

         During 2000, the Partnership recorded a provision for write-down of assets of $368,430 relating to the property located in Chester, Pennsylvania due to the fact that the operator of this property vacated the property and ceased operations. The provision represented the difference between the net carrying value of the property at December 31, 2000, and the realizable value for this property. In May 2001, the Partnership sold this property to an unrelated third party for $85,000 and received net sales proceeds of $83,000. During 2001, the Partnership recorded an additional loss of $14,008 upon the sale of the property.

         In December 2001, the Partnership reinvested the net sales proceeds from the sale of the property in Round Rock, Texas, which the Partnership held as tenants-in-common with CNL Income Fund XI, Ltd. (see Note 5), in a property in Houston, Texas at an approximate cost of $964,900. The Partnership acquired this property from CNL Funding 2001-A, LP, a Delaware limited partnership and an affiliate of the general partners (see Note 10).

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


3.       Land and Buildings on Operating Leases - Continued:
         --------------------------------------------------

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 2001:

                     2002                        $2,050,440
                     2003                         2,029,122
                     2004                         2,016,977
                     2005                         1,355,367
                     2006                         1,265,516
                     Thereafter                   9,761,483
                                            ----------------

                                                $18,478,905
                                            ================

         Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include any amounts for future contingent rentals which may be received on the leases based on a percentage of the tenant's gross sales.

4.       Net Investment in Direct Financing Leases:
         -----------------------------------------

         The following lists the components of the net investment in direct financing leases at December 31:

                                                          2001         2000
                                                      ------------ ------------

           Minimum lease payments receivable          $ 4,513,438  $ 5,684,730
           Estimated residual values                      709,897    1,244,870
           Less unearned income                        (2,824,006 ) (3,604,734 )
                                                      ------------ ------------

           Net investment in direct financing leases  $ 2,399,329  $ 3,324,866
                                                      ============ ============

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


4.       Net Investment in Direct Financing Leases - Continued:
         -----------------------------------------------------

         The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 2001:

                      2002                   $  347,756
                      2003                      347,756
                      2004                      347,756
                      2005                      350,645
                      2006                      365,875
                      Thereafter              2,753,650
                                         ---------------

                                            $ 4,513,438
                                         ===============

         The above table does not include future minimum lease payments for renewal periods, for contingent rental payments that may become due in future periods (see Note 3).

         During the year ended December 31, 2000, the tenant relating to the property in Chester, Pennsylvania, defaulted under the terms of its lease and vacated the property and terminated its lease. In connection with the termination, the Partnership received termination income in consideration for the Partnership releasing the tenant from its obligations under the lease. As a result, the Partnership reclassified the related assets from net investment in direct financing leases to land and building on operating leases. In accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases," the Partnership recorded the reclassified asset at the lower of original cost, present fair value, or present carrying value. No loss on termination of direct financing leases was recorded. In May 2001, the Partnership sold this property to an unrelated third party (see Note
         3).

         In December 2001, the Partnership sold its property in Cheyenne, Wyoming for which the land and building portions were classified as a direct financing lease. In connection with the sale, the gross investment (minimum lease payments receivable and the estimated residual value) and unearned income relating to the assets classified as a direct financing lease, were removed from the accounts. The
         Partnership sold this property to an unrelated third party for approximately $300,000 and received net sales proceeds of approximately $290,800, resulting in a gain of $2,111.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


5.       Investment in Joint Ventures:
         ----------------------------

         The Partnership has a 3.9%, a 36%, a 14.46%, a 64.29%, a 50%, a 23.04%,
         an 18%, a 34.74%, a 46.2% and an 85% interest in the profits and losses of Auburn Joint Venture, Show Low Joint Venture, Asheville Joint Venture, Warren Joint Venture, Melbourne Joint Venture, a property in Vancouver, Washington, a property in Clinton, North Carolina, a property in Overland Park, Kansas, a property in Memphis, Tennessee, and a property in Fort Myers, Florida, held as tenants-in-common, respectively. The remaining interests in these joint ventures and the properties held as tenants in common are held by affiliates of the Partnership which have the same general partners.

         In October 1999, the Partnership used the majority of the net sales proceeds from the sales of the properties in Walker Springs and
         Broadway, Tennessee, to invest in two properties, one in each of Baytown, Texas and Round Rock, Texas, with CNL Income Fund III, Ltd. and CNL Income Fund XI, Ltd., respectively, affiliates of the general partners, as tenants-in-common, for an 80% and a 77% interest, respectively, in the properties. As of December 31, 2000, the Partnership had contributed a total of approximately $2,108,100 to these tenancy in common arrangements. In October 2001, the Partnership and CNL Income Fund XI, Ltd. sold the property in Round Rock, Texas, for approximately $1,539,000 and received net sales proceeds of approximately $1,510,700, resulting in a gain, to the tenancy-in-common, of approximately $123,900. The Partnership received approximately $1,156,300 as a liquidating distribution for its pro-rata share of the net sales proceeds. In December 2001, the Partnership reinvested the majority of these proceeds in a property in Houston, Texas (see Note 3).

         In addition, in November 1999, the Partnership used the majority of the net sales proceeds from the sale of the property in Greeneville, Tennessee, and the property in Liverpool, New York, to invest $1,162,602 in an IHOP Property in Dublin, California with CNL Income Fund IX, Ltd., an affiliate of the general partners, as tenants-in-common, for 75% interest in the property. In June 2001, the Partnership and CNL Income Fund IX, Ltd. sold this property for approximately $1,743,300 and received net sales proceeds of approximately $1,699,600, resulting in a gain, to the tenancy-in-common, of approximately $158,100. The Partnership received approximately $1,273,800 as a liquidating distribution for its pro-rata share of the net sales proceeds.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


5.       Investment in Joint Ventures - Continued:
         ----------------------------------------

         In July 2001, the Partnership reinvested these net sales proceeds in a property in Waldorf, Maryland, as tenants-in-common with CNL Income Fund IX, Ltd. and CNL Income Fund XVII, Ltd., each of which is a Florida limited partnership and an affiliate of the general partners. As of December 31, 2001, the Partnership had contributed approximately $1,368,300 for a 60% interest in the property.

         During 2000, the lease relating to the property owned by Melbourne Joint Venture was amended to provide for rent reductions. As a result, the joint venture reclassified the building portion of the property from a net investment in direct financing lease to an operating lease. In accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases" the joint venture recorded the reclassified asset at the lower of original cost, present fair value, or present carrying value. No loss on termination of direct financing leases was recorded. As of December 31, 2000, the joint venture, in which the Partnership has a 50% interest, recorded a provision for write-down of assets totaling approximately $219,100, due to the fact that the operator of this property vacated the property and ceased operations. The provision represented the difference between the property's net carrying value at December 31, 2000 and the general partners' estimate of net realizable value of the property. In June 2001, the joint venture re-leased this property to a new tenant.

         In January 2000, the Partnership used the net sales proceeds received from the 1999 sale of a property in Sevierville, Tennessee, to acquire an interest in a Baker's Square property in Niles, Illinois, with CNL Income Fund XIV, Ltd., a Florida limited partnership and an affiliate of the general partners, as tenants-in-common. The Partnership acquired this interest from CNL BB Corp., an affiliate of the general partners. In connection therewith, the Partnership and CNL Income Fund XIV, Ltd. entered into an agreement whereby each co-venturer will share in the profits and losses of the property in proportion to its applicable percentage interest. As of December 31, 2001, the Partnership owned a 74% interest in this property.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


5.       Investment in Joint Ventures - Continued:
         ----------------------------------------

         In January 2002, Houlihan's Restaurant, Inc., which leases the property owned by Show Low Joint Venture, filed for bankruptcy and rejected the lease relating to this property (see Note 13). As a result, at December 31, 2001, the joint venture reclassified the building portion of the property from a net investment in direct financing lease to an operating lease. In accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases" the joint venture recorded the reclassified asset at the lower of original cost, present fair value, or present carrying value. No loss on termination of direct financing leases was recorded. In addition, during the year ended December 31, 2001, the Partnership recorded a provision for write-down of assets of $56,398 related to previously accrued rental income relating to this property. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. The provision represented the difference between the carrying value of the property, including the accumulated accrued rental income balance and the joint venture's estimated net realizable value of the property.

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

                                                                    2001               2000
                                                             -----------------   ------------------

             Land and buildings on operating leases, net        $  13,817,152     $  14,169,149
             Net investment in direct financing leases              2,750,031         3,273,874
             Cash                                                      86,895            43,276
             Receivables, less allowance for doubtful
               accounts                                                31,451            41,191
             Accrued rental income                                    497,023           476,522
             Other assets                                               3,412             1,927
             Liabilities                                                1,057            23,270
             Partners' capital                                     17,184,907        17,982,669
             Revenues                                               1,671,581         1,861,676
             Provision for write-down of assets                            --          (219,053 )
             Net income                                             1,357,037         1,320,968


                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


5.       Investment in Joint Ventures - Continued:
         ----------------------------------------

         The Partnership recognized income totaling $987,886, $672,749, and $524,643, for the years ended December 31, 2001, 2000, and 1999, respectively, from these joint ventures and the properties held as tenants-in-common with affiliates.

6.       Restricted Cash:
         ---------------

         As of December 31, 2000, the net sales proceeds of $2,061,560 from the sales of the four Popeye's properties, plus accrued interest of $476, were being held in interest-bearing escrow accounts pending the release of funds by the escrow agent to acquire additional properties on behalf of the Partnership. These funds were released by the escrow agent in January 2001 and were used to acquire two properties in Burley, Idaho and Cleburne, Texas (see Note 3).

7.       Receivables:
         -----------

         In June 1997, the Partnership terminated the lease with the tenant of the property in Greensburg, Indiana. In connection therewith, the Partnership accepted a promissory note from the former tenant for $13,077 for amounts relating to past due real estate taxes the Partnership had incurred as a result of the former tenant's financial difficulties. The promissory note, which is uncollateralized, bears interest at a rate of ten percent per annum and is being collected in 36 monthly installments. Receivables at December 31, 2000 included $1,657 of such amounts, which were collected during 2001.

8.       Allocations and Distributions:
         -----------------------------

         From inception through December 31, 1999, generally, all net income and net losses of the Partnership, excluding gains and losses from the sale of properties, were allocated 99% to the limited partners and one percent to the general partners. From inception through December 31, 1999 distributions of net cash flow were made 99% to the limited partners and one percent to the general partners; provided however, that the one percent of net cash flow to be distributed to the general partners was subordinated to receipt by the limited partners of an aggregate, ten percent, cumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return").

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


8.       Allocations and Distributions - Continued:
         -----------------------------------------

         From inception through December 31, 1999, generally, net sales proceeds from the sale of properties not in liquidation of the Partnership, to the extent distributed, were distributed first to the limited partners in an amount sufficient to provide them with their 10% Preferred Return, plus the return of their adjusted capital contributions. The general partners then received, to the extent previously subordinated and unpaid, a one percent interest in all prior distributions of net cash flow and a return of their capital contributions. Any remaining sales proceeds were distributed 95% to the limited partners and five percent to the general partners. Any gain from the sale of a property not in liquidation of the Partnership was, in general, allocated in the same manner as net sales proceeds are distributable. Any loss from the sale of a property was, in general, allocated first, on a pro rata basis, to partners with positive balances in their capital accounts; and thereafter, 95% to the limited partners and five percent to the general partners.

         Generally, net sales proceeds from a liquidating sale of properties, will be used in the following order: (i) first to pay and discharge all of the Partnership's liabilities to creditors, (ii) second, to establish reserves that may be deemed necessary for any anticipated or unforeseen liabilities or obligations of the Partnership, (iii) third, to pay all of the Partnership's liabilities, if any, to the general and limited partners, (iv) fourth, after allocations of net income, gains and/or losses, to distribute to the partners with positive capital accounts balances, in proportion to such balances, up to amounts sufficient to reduce such positive balances to zero, and (v) thereafter, any funds remaining shall then be distributed 95% to the limited partners and five percent to the general partners.

         Effective January 1, 2000, the general partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the general partners' capital account as of December 31, 1999. Accordingly, for years commencing January 1, 2000 and after, the Partnership's net income will be allocated entirely among the limited partners. However, if losses are allocated to the general partners in a year, an amount of income equal to the sum of such losses may be allocated to the general partner in succeeding years. Accordingly, the general partners were not allocated any net income and did not receive any distributions during the years ended December 31, 2001 or 2000.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


8.       Allocations and Distributions - Continued:
         -----------------------------------------

         During each of the years ended December 31, 2001, 2000, and 1999, the Partnership declared distributions to the limited partners of $3,150,000. No distributions have been made to the general partners to date.

9.       Income Taxes:
         ------------

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                             2001            2000             1999
                                                                        --------------- ---------------- ---------------

          Net income for financial reporting purposes                      $ 2,033,137      $ 3,016,796     $ 3,510,474

          Depreciation for tax reporting purposes in excess of
               depreciation for financial reporting purposes                   (31,672)         (57,187)        (61,184)

          Provision for write-down of assets                                   565,061          368,430              --

          Direct financing leases recorded as operating leases for
               tax reporting purposes                                           71,806           68,794          64,696

          Gain and loss on sale of assets for financial reporting
               purposes in excess of gain and loss on sale for tax
               reporting purposes                                             (216,733)        (639,806)       (459,787)

          Equity in earning of unconsolidated joint ventures for
               financial reporting purposes (in excess of) less than
               equity in earnings of unconsolidated joint ventures for
               tax reporting purposes                                         (264,234)           4,976         (70,289)

          Allowance for doubtful accounts                                      (43,067)         (46,628)        (83,316)

          Accrued rental income                                                (56,778)         (97,498)        (95,735)

          Rents paid in advance                                                 25,270           (4,381)        (10,241)

          Capitalization (deduction) of transaction costs for tax
               reporting purposes                                                   --         (194,444)        174,233

          Minority interest in timing differences of consolidated
               joint venture                                                      (267)           3,761          15,618
                                                                        --------------- ---------------- ---------------

          Net income for federal income tax purposes                       $ 2,082,523      $ 2,422,813     $ 2,984,469
                                                                        =============== ================ ===============


                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


10.      Related Party Transactions:
         --------------------------

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Holdings, Inc. The other individual general partner, Robert A. Bourne, serves as President and Treasurer of CNL Financial Group, Inc., a wholly owned subsidiary of CNL Holdings, Inc. CNL APF Partners, LP (the "Advisor") is a wholly owned subsidiary of CNL American Properties Fund, Inc. ("APF"). CNL Fund Advisors, Inc., a majority owned subsidiary of CNL Financial Group, Inc. until it merged with and into APF effective September 1, 1999, served as the Partnership's advisor until it assigned its rights in and obligations under a management agreement with the Partnership to the Advisor effective July 1, 2000. The individual general partners are stockholders and directors of APF.

         The Advisor provides certain services relating to management of the Partnership and its properties pursuant to a management agreement with the Partnership. In connection therewith, the Partnership agreed to pay the Advisor a management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures and the property held as tenants-in-common with an affiliate, but not in excess of competitive fees for comparable services. These fees are payable only after the limited partners receive their 10% Preferred Return. Due to the fact that these fees are noncumulative, if the limited partners have not received their 10% Preferred Return in any particular year, no management fees will be due or payable for such year. As a result of such threshold, no management fees were incurred during the years ended December 31, 2001 and 2000.

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

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


10.      Related Party Transactions:
         --------------------------

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

         In addition, during 2001, the Partnership acquired three properties, one in Burley, Idaho, one in Cleburne, Texas, and one in Houston, Texas, from CNL Funding 2001-A, LP, for a purchase price of approximately $3,063,300 (see Note 3). CNL Funding 2001-A, LP is a Delaware limited partnership and an affiliate of the general partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the properties in order to facilitate the acquisition of the properties by the Partnership. The purchase price paid by the Partnership represented the costs incurred by CNL Funding 2001-A, LP to acquire and carry the properties, including closing costs.

         During  the  years  ended  December  31,  2001,  2000,  and  1999,  the
         Partnership's Advisor and its affiliates provided accounting and administrative services to the Partnership on a day-to-day basis, including services during 2000 and 1999 relating to the proposed and terminated merger. The Partnership incurred $198,307, $97,772, and $118,067, for the years ended December 31, 2001, 2000, and 1999, respectively, for such services.

         The due to related parties at December 31, 2001 and 2000, totaled $11,507 and $5,396, respectively.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


11.      Concentration of Credit Risk:
         ----------------------------

         The following schedule presents total rental and earned income from individual lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for each of the years ended December 31:


                                                                 2001               2000                1999
                                                             --------------    ----------------    ---------------

             Golden Corral Corporation                            $779,116           $ 771,099           $761,226
             IHOP Properties, Inc.                                 772,413             864,889            574,011
             Restaurant Management of S.C., Inc.                       N/A                 N/A            404,659


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

                                                     2001             2000                1999
                                                --------------  ----------------    ----------------


              Golden Corral Family Steakhouse
                  Restaurants                     $779,116           $ 771,099           $ 761,226
              IHOP                                 772,413             864,889             574,011


         The  information   denoted  by  N/A  indicates  that  for  each  period
         presented, the tenant did not represent more than ten percent of the Partnership's total rental and earned income.

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

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


12.      Selected Quarterly Financial Data:
         ---------------------------------

         The following table presents selected unaudited quarterly financial data for each full quarter during the years ended December 31, 2001 and 2000.

              2001 Quarter               First            Second            Third            Fourth             Year
         ------------------------    --------------    -------------     -------------    --------------    --------------

         Revenue (1)                      $804,867         $888,215          $775,176          $936,788       $ 3,405,046
         Net income                        523,339          379,518           333,791           796,489         2,033,137
         Net income per
             limited partner
             unit                             7.48             5.42              4.77             11.37             29.04

              2000 Quarter               First            Second            Third            Fourth             Year
         ------------------------    --------------    -------------     -------------    --------------    --------------

         Revenue (1)                      $872,222         $685,446          $830,586          $823,253       $ 3,211,507
         Net income                        660,915          506,573         1,484,346           364,962         3,016,796
         Net income per
             limited partner
             unit                             9.35             7.16             21.02              5.57             43.10

         (1) Revenues include equity in earnings of unconsolidated joint ventures, minority interest in income of consolidated joint ventures and interest and other income.

13.      Subsequent Event:
         ----------------

         In January 2002, Houlihan's Restaurant, Inc., which leases the property owned by Show Low Joint Venture, filed for bankruptcy and rejected the lease relating to this property.

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

         James M. Seneff, Jr., age 55. Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or co-venturer in over 100 real estate ventures. These ventures have involved the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Seneff has served as Director and Chairman of the Board of CNL American Properties Fund, Inc. ("APF"), a public, unlisted real estate investment trust, since 1994. Mr. Seneff served as Chief Executive Officer of APF from 1994 through August 1999, and has served as Co-Chief Executive Officer of APF since December 2000. Mr. Seneff served as Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc., formerly the Partnership's advisor, until it merged with a wholly-owned subsidiary of APF in September 1999, and in June 2000, was re-elected to those positions of CNL Fund Advisors, Inc. Mr. Seneff is a principal stockholder of CNL Holdings, Inc., the parent company of CNL Financial Group, Inc., a diversified real estate company, and has served as a Director, Chairman of the Board and Chief Executive Officer of CNL Financial Group, Inc. since its formation in 1980. CNL Financial Group, Inc. is the parent company, either directly or indirectly through subsidiaries, of CNL Real Estate Services, Inc., CNL Capital Markets, Inc., CNL Investment Company and CNL Securities Corp. Mr. Seneff also serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as well as, CNL Hospitality Corp., its advisor. In addition, he serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust and its advisor, CNL Retirement Corp. Since 1992, Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of Commercial Net Lease Realty, Inc., a public real estate investment trust that is listed on the New York Stock Exchange. Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of CNL Securities Corp. since 1979; CNL Investment Company since 1990; and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans, since 1990. Mr. Seneff formerly served as a Director of First Union National Bank of Florida, N.A., and currently serves as the Chairman of the Board of CNL Bank. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more than $60 billion of retirement funds. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 54. Mr. Bourne has participated as a general partner or co-venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Bourne is Director of the Board of Directors of APF. Mr. Bourne served as President of APF from 1994 through February 1999. He also served as Treasurer from February 1999 through August 1999 and from May 1994 through December 1994. He also served in various executive positions with CNL Fund Advisors, Inc. prior to its merger with a wholly-owned subsidiary of APF including, President from 1994 through September 1997, and Director from 1994 through August 1999. Mr. Bourne serves as President and Treasurer of CNL Financial Group, Inc.; Director, Vice Chairman of the Board, President and Treasurer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust; as well as, Director, Vice Chairman of the Board, President and Treasurer of CNL Hospitality Corp., its advisor. In addition, Mr. Bourne serves as Director, Vice Chairman of the Board, President and Treasurer of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust; as well as, a Director, Vice Chairman of the Board, President and Treasurer of its advisor, CNL Retirement Corp. Mr. Bourne also serves as a Director of CNL Bank. He has served as a Director since 1992, Vice Chairman of the Board since February 1996, Secretary and Treasurer from February 1996 through 1997, and President from July 1992 through February 1996, of Commercial Net Lease Realty, Inc., a public real estate investment trust listed on the New York Stock Exchange. Mr. Bourne also serves as Director, President and Treasurer for various affiliates of CNL Financial Group, Inc. including, CNL Investment Company, CNL Securities Corp. and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans. Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants, from 1971 through 1978, where he attained the position of Tax Manager in 1975. Mr. Bourne graduated from Florida State University in 1970 where he received a B.A. in Accounting, with honors.

         Curtis B. McWilliams, age 46. Mr. McWilliams has served as Co-Chief Executive Officer of APF since December 2000 and previously served as Chief Executive Officer from September 1999 through December 2000. Prior to the acquisition of CNL Fund Advisors, Inc., Mr. McWilliams served as President of APF from February 1999 until September 1999. From February 1998 to February 1999, he served as Executive Vice President of APF. Mr. McWilliams joined CNL Financial Group, Inc. in April 1997 and served as an Executive Vice President from October 1997 until September 1999. In addition, Mr. McWilliams served as President of CNL Fund Advisors, Inc. and CNL Financial Services, Inc. from April 1997 until the acquisition of such entities by wholly-owned subsidiaries of APF in September 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co. The majority of his career at Merrill Lynch & Co. was in the Investment Banking division where he served as a Managing Director. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Master of Business Administration degree with a concentration in finance from the University of Chicago in 1983.

         Steven D. Shackelford, age 38. Mr. Shackelford was promoted to Executive Vice President of APF in June 2000. He served as Senior Vice President from September 1999 until his promotion in June 2000. Mr. Shackelford has served as Chief Financial Officer since January 1997 and has served as Secretary and Treasurer of APF since September 1999. He also served as Chief Financial Officer of CNL Fund Advisors, Inc. from September 1996 to September 1999. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse LLP where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he was a manager in the Paris, France office of Price Waterhouse, serving several multi-national clients. Mr. Shackelford was an audit staff and senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a Bachelor of Arts degree in Accounting, with honors, and a Master of Business Administration degree from Florida State University and is a certified public accountant.


Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of March 15, 2002, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of March 15, 2002, the beneficial ownership interests of the General Partners in the Registrant.

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

Item 13.  Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 2001, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
          and Recipient                        Method of Computation                  Ended December 31, 2001
----------------------------------     --------------------------------------      ------------------------------

Reimbursement  to affiliates  for      Operating  expenses are reimbursed at       Accounting and administrative
operating expenses                     the  lower  of  cost  or  90%  of the       services: $198,307
                                       prevailing  rate at which  comparable
                                       services  could have been obtained in
                                       the     same     geographic     area.
                                       Affiliates  of the  General  Partners
                                       from  time  to  time  incur   certain
                                       operating  expenses  on behalf of the
                                       Partnership     for     which     the
                                       Partnership       reimburses      the
                                       affiliates without interest.

Annual, subordinated                   One  percent  of  the  sum  of  gross       $-0-
management fee to affiliates           operating  revenues  from  Properties
                                       wholly owned by the Partnership plus
                                       the Partnership's allocable share of
                                       gross revenues of joint ventures in
                                       which    the    Partnership  is a co-
                                       venturer and the Property owned
                                       with an affiliate as tenants-in-
                                       common, subordinated to certain
                                       minimum returns to the Limited
                                       Partners. The management fee will
                                       not exceed competitive fees for
                                       comparable  services.  Due to the fact
                                       that these fees are noncumulative, if
                                       the Limited Partners have not
                                       received  their 10% Preferred Return
                                       in any particular year, no
                                       management  fees will be due
                                       or payable for such year.







                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         and Recipient                         Method of Computation                  Ended December 31, 2001
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





                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         And Recipient                         Method of Computation                  Ended December 31, 2001
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


In addition, during 2001, the Partnership acquired three Properties from CNL Funding 2001-A, LP, an affiliate of the General Partners, for a purchase price of approximately $3,063,300. CNL Funding 2001-A, LP had purchased and temporarily held title to these Properties in order to facilitate the acquisition of the Properties by the Partnership. The purchase price paid by the Partnership represents the costs incurred by CNL Funding 2001-A, LP to acquire and carry the Properties, including closing costs.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this report.

         1.   Financial Statements

                  Report of Independent Certified Public Accountants

                  Balance Sheets at December 31, 2001 and 2000

                  Statements of Income for the years ended December 31, 2001, 2000, and 1999

                  Statements of Partners' Capital for the years ended December 31, 2001, 2000, and 1999

                  Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999

                  Notes to Financial Statements

         2.   Financial Statement Schedules

                  Schedule II -Valuation and Qualifying Accounts for the years ended December 31, 2001, 2000 and 1999

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 2001

                  Notes  to  Schedule   III  -  Real   Estate  and   Accumulated
                  Depreciation at December 31, 2001

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

                  10.4 Assignment of Management Agreement from CNL Fund Advisors, Inc. to CNL APF Partners, LP. (Included as
                           Exhibit 10.4 to Form 10-Q filed with the Securities Exchange Commission on August 9, 2001, and incorporated herein by reference).

         (b) The Registrant filed no reports on Form 8-K during the period October 1, 2001 through December 31, 2001.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of March, 2002.

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


               Signature                                  Title                                  Date
               ---------                                  -----                                  ----



/s/ Robert A. Bourne                     President,   Treasurer   and   Director            March 25, 2002
------------------------------------     (Principal   Financial  and  Accounting
Robert A. Bourne                         Officer)


/s/ James M. Seneff, Jr.                 Chief  Executive  Officer and  Director            March 25, 2002
------------------------------------     (Principal Executive Officer)
James M. Seneff, Jr.


                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 2001, 2000, and 1999

                                                  Additions                                   Deductions
                               -------------------------------------------------    --------------------------------
                                                                                                        Collected
                                                                                                        or Deter-
                                Balance at       Charged to       Charged to           Deemed           mined to        Balance
                                 Beginning       Costs and           Other           Uncollec-           be Col-        at End
  Year       Description          of Year         Expenses         Accounts            tible            lectible        of Year
-------    -----------------   --------------  ---------------  ----------------    -------------     --------------  ------------

  1999     Allowance for
               doubtful
               accounts (a)        $ 362,757          $    --        $   29,049 (b)       $   --         $ 103,591      $ 288,215
                               ==============  ===============  ================    =============     ==============  ============

  2000     Allowance for
               doubtful
               accounts (a)        $ 288,215          $    --        $   37,003 (b)       $   --         $  83,631      $ 241,587
                               ==============  ===============  ================    =============     ==============  ============

  2001     Allowance for
               doubtful
               accounts (a)        $ 241,587       $   44,987        $  164,929 (b)    $ 243,222 (c)     $   9,761      $ 198,520
                               ==============  ===============  ================    =============     ==============  ============



         (a) Deducted from receivables and accrued rental income on the balance sheet.

         (b)      Reduction of rental and other income.

         (c)      Amounts written off as uncollectible.

                                CNL INCOME FUND VI, LTD.
                           (A Florida Limited Partnership)

                  SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                  December 31, 2001


                                                                      Costs Capitalized
                                                                       Subsequent to
                                                      Initial Cost      Acquisition
                                          -------------------------  ------------------
                            Encum-                     Buildings and Improve-   Carrying
                            brances          Land       Improvements  ments     Costs
                           ----------     ------------ ------------  ---------  -------
Properties the Partnership
   has Invested in Under
   Operating Leases:

    Arby's Restaurants:
      Greensburg, Indiana      -             $222,559            -   $640,529        -

    Church's Fried Chicken
      Restaurants:
          Gainesville, Florida -               83,542      208,564    192,227        -
          Orlando,Florida      -              177,440      270,985          -        -

    Durangos Steakhouse:
      Marietta, Georgia        -              399,885      712,762          -        -

    Golden Corral Family
      Steakhouse Restaurants:
          Albuquerque, New Mexi-o             717,708    1,018,823          -        -
          Amarillo, Texas      -              773,627      908,171          -        -
          Lawton, Oklahoma     -              559,095      838,642          -        -
          El Paso, Texas       -              670,916            -    837,317        -

    Hardee's Restaurants:
      Springfield, Tennessee   -              203,159      413,221          -        -

    IHOP:
      Elgin, Illinois          -              426,831            -          -        -
      Manassas, Virginia       -              366,992      759,788          -        -

    Jack in the Box Restaurant:
      San Antonio, Texas       -              272,300            -          -        -
      Cleburne, Texas          -              516,894      620,888          -        -
      Burley, Idaho            -              453,108      507,477          -        -

    KFC Restaurants:
      Caro, Michigan           -              150,804            -    373,558        -
      Gainesville, Florida     -              321,789      287,429          -        -

    Shoney's Restaurant:
      Goodlettsville, Tennessee-              320,540      531,507          -        -

    Taco Bell Restaurant:
      Detroit, Michigan        -              171,240            -    385,709        -


    Taco Cabana Restaurant:
      Houston, Texas           -              543,888      420,965          -        -

    Waffle House Restaurants:
      Clearwater Florida       -              130,499      268,580          -        -
      Roanoke, Virginia        -              119,533      236,219          -        -
      Atlantic Beach, Florida  -              141,627      263,021          -        -

    Other:
      Hermitage, Tennessee     -              391,157            -    720,026        -
                                          ------------ ------------  ---------  -------

                                           $8,135,133   $8,267,042   $3,149,366      -
                                          ============ ============  =========  =======

Property of Joint Venture
   in Which the Partnership
   has a 36% Interest and has
   Invested in Under an
   Operating Lease:

    Darryl's Restaurant:
      Greensboro, North Carolin- (j)         $261,013            -   $489,757        -
                                          ============ ============  =========  =======

Property of Joint Venture
   in Which the Partnership
   has a 3.9% Interest and has
   Invested in Under an
   Operating Lease:

    KFC Restaurant:
      Auburn, Massachusetts    -             $484,362            -          -        -
                                          ============ ============  =========  =======

Property of Joint Venture
   in Which the Partnership
   has a 14.46% Interest and has
   Invested in Under an
   Operating Lease:

    Burger King Restaurant:
      Asheville, North Carolina-             $438,695     $450,432          -        -
                                          ============ ============  =========  =======

Property in Which the Partner-
   ship has a 18% Interest
   as Tenants-in-Common and
   has Invested in Under an
   Operating Lease:

    Golden Corral Family
      Steakhouse Restaurant:
          Clinton, North Caroli-a            $138,382     $676,588          -        -
                                          ============ ============  =========  =======


Property in Which the Partner-
   ship has a 23.04% Interest
   as Tenants-in-Common and
   has Invested in Under an
   Operating Lease:

    Chevy's Fresh Mex Restaurant:
      Vancouver, Washington    -             $875,659   $1,389,366          -        -
                                          ============ ============  =========  =======

Property in Which Partnership
   has a 46.20% Interest as
   Tenants-in-Common has
   Invested in Under an
   Operating Lease:

    IHOP Restaurant:
      Memphis, Tennessee       -             $678,890     $825,076          -        -
                                          ============ ============  =========  =======

Property of Joint Venture
   in Which the Partnership
   has a 50% Interest and
   has Invested in Under an
   Operating Lease:

    Denny's
      Melbourne, Florida(i)    -             $438,972     $639,141          -        -
                                          ============ ============  =========  =======

Property in Which the Partnership
   has a 85% Interest as
   Tenants-in-Common and
   has Invested in Under an
   Operating Lease:

    Bennigan's Restaurant:
      Fort Myers, Florida      -             $638,026            -          -        -
                                          ============ ============  =========  =======

Property of Joint Venture
   in Which the Partnership
   has a 64.29% Interest and
   has Invested in Under an
   Operating Lease:

    IHOP Restaurant:
      Warren,nMichiganan       -             $507,965     $889,080          -        -
                                          ============ ============  =========  =======


Property in Which
    the Partnership has a 80% as
    Tenants-in-Common Interest
    and has Invested in Under
    an Operating Lease:

    IHOP Restaurant:
      Baytown,,Texasigan       -             $495,847     $799,469          -        -
                                          ============ ============  =========  =======

Property in Which
    the Partnership has a 60% as
    Tenants-in-Common Interest
    and has Invested in Under
    an Operating Lease:

    Bennigan's Restaurant:
      Waldorf,,Marylandn       -             $968,984   $1,311,515          -        -
                                          ============ ============  =========  =======

Property in Which
    the Partnership has a 74% as
    Tenants-in-Common Interest
    and has Invested in Under
    an Operating Lease:

    Baker's Square
      Niles, Illinois              -         $664,944     $838,434          -        -
                                          ============ ============  =========  =======

Properties the Partnership
   has Invested in Under
   Direct Financing Leases:

    Denny's Restaurant:
      Broken Arrow, Oklahoma   -              164,640      559,972          -        -

    IHOP:
      Elgin, Illinois          -                    -    1,057,282          -        -

    Hardee's Restaurant:
      Waynesburg, Ohio         -              136,242      441,299          -        -

    Jack in the Box Restaurant:
      San Antonio, Texas       -                    -      420,568          -        -

                                          ------------ ------------  ---------  -------

                               -             $300,882   $2,479,121          -        -
                                          ============ ============  =========  =======

Property of Joint Venture in
   Which the Partnership has a
   3.9% Interest and has
   Invested in Under a Direct
   Financing Lease:

    KFC Restaurant:
      Auburn, Massachusetts    -                    -            -   $434,947        -
                                          ============ ============  =========  =======

Property in Which the Partnerhsip
   has a 34.74% Interest as
   Tenants-in-Common and
   has Invested in Under
   a Direct Financing Lease:

    IHOP Restaurant:
      Overland Park, Kansas    -             $335,374   $1,273,134          -        -
                                          ============ ============  =========  =======
Property in Which the Partnership
   has a 85% Interest as
   Tenants-in-Common and
   has Invested in Under
   a Direct Financing Lease:

    Bennigan's Restaurant:
      Fort Myers, Florida      -                    -     $831,741          -        -
                                          ============ ============  =========  =======







    $222,559     $640,529     $863,088    $232,292   1989     07/89         (b)



      83,542      400,791      484,333     151,985   1990     04/90         (b)
     177,440      270,985      448,425     105,474   1985     04/90         (b)


     399,885      712,762    1,112,647     115,187   1993     02/97         (b)



     717,708    1,018,823    1,736,531     408,093   1989     12/89         (b)
     773,627      908,171    1,681,798     363,766   1989     12/89         (b)
     559,095      838,642    1,397,737     335,916   1989     12/89         (b)
     670,916      837,317    1,508,233     318,716   1990     04/90         (b)


     203,159      413,221      616,380     153,099   1990     11/90         (b)


     426,831           (f)     426,831          (d)  1997     12/97         (d)
     366,992      759,788    1,126,780     101,441   1986     12/97         (b)


     272,300           (f)     272,300          (d)  1990     08/90         (d)
     516,894      620,888    1,137,782      20,696   2000     01/01         (b)
     453,108      507,477      960,585      16,916   2000     01/01         (b)


     150,804      373,558      524,362     146,311   1990     03/90         (b)
     321,789      287,429      609,218     106,992   1985     11/90         (b)


     320,540      531,507      852,047     217,773   1988     09/89         (b)


     171,240      385,709      556,949     153,403   1990     01/89         (b)



     543,888      420,965      964,853       1,169   1990     12/01         (b)


     130,499      268,580      399,079     107,162   1988     01/90         (b)
     119,533      236,219      355,752      94,250   1987     01/90         (b)
     141,627      263,021      404,648     104,656   1986     01/90         (b)


     391,157      720,026    1,111,183     272,377   1990     02/90         (b)
-------------  -----------  -----------  ----------

  $8,135,133   $11,416,408  $19,551,541  $3,527,675
=============  ===========  ===========  ==========








    $261,013     $489,757     $750,770      $9,603    1974    06/97         (b)
=============  ===========  ===========  ==========








    $484,362           (f)    $484,362          (d)  1989     01/90         (d)
=============               ===========








    $438,695     $450,432     $889,127    $161,992   1986     03/91         (b)
=============  ===========  ===========  ==========









    $138,382     $676,588     $814,970    $133,933   1996     01/96         (b)
=============  ===========  ===========  ==========


    $875,659   $1,389,366   $2,265,025    $185,373   1994     12/97         (b)
=============  ===========  ===========  ==========

    $678,890     $825,076   $1,503,966    $109,151   1997     01/98         (b)
=============  ===========  ===========  ==========


    $438,972     $420,088     $859,060     $30,294   1998     04/98         (i)
=============  ===========  ===========  ==========


    $638,026           (f)    $638,026          (d)    -      06/98         (d)
=============               ===========

    $507,965     $889,080   $1,397,045     $97,675     -      09/98         (b)
=============  ===========  ===========  ==========

    $495,847     $799,469   $1,295,316     $58,616   1998     10/99         (b)
=============  ===========  ===========  ==========

    $968,984   $1,311,515   $2,280,499     $21,859   2001     07/01         (b)
=============  ===========  ===========  ==========

    $664,944     $838,434   $1,503,378     $55,896   2000     01/00         (b)
=============  ===========  ===========  ==========

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


           -           (f)          (f)         (d)  1990     08/90         (d)

-------------

           -
=============








           -           (f)          (f)         (d)  1989     01/90         (d)
=============








          (f)          (f)          (f)         (d)    -      01/98         (d)




           -           (f)          (f)         (d)    -      06/98         (d)
=============



                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2001


(a) Transactions in real estate and accumulated depreciation during 2001, 2000, and 1999, are summarized as follows:

                                                                                                     Accumulated
                                                                           Cost                      Depreciation
                                                                   ----------------------        ---------------------

          Properties the Partnership has invested in Under
               Operating leases:

              Balance, December 31, 1998                                $     22,145,930              $     3,586,086
              Dispositions                                                    (3,818,459 )                   (738,677 )
              Depreciation expense                                                    --                      410,257
                                                                   ----------------------        ---------------------

              Balance, December 31, 1999                                      18,327,471                    3,257,666
              Dispositions                                                    (1,839,149 )                   (462,810 )
              Reclassified from capital lease (h)                                470,795                           --
              Provision for write-down of assets                                (368,430 )                         --
              Depreciation expense                                                    --                      367,328
                                                                   ----------------------        ---------------------

              Balance, December 31, 2000                                      16,590,687                    3,162,184
              Dispositions                                                      (102,365 )                     (5,357 )
              Acquisitions                                                     3,063,219                           --
              Depreciation expense                                                    --                      370,848
                                                                   ----------------------        ---------------------

              Balance, December 31, 2001                                $     19,551,541              $     3,527,675
                                                                   ======================        =====================

          Property of Joint Venture in Which the Partnership has a 36% Interest and has Invested in Under an Operating Lease:

              Balance, December 31, 1998                                  $      261,013                  $        --
              Depreciation expense (d)                                                --                           --
                                                                   ----------------------        ---------------------

              Balance, December 31, 1999                                         261,013                           --
              Depreciation expense (d)                                                --                           --
                                                                   ----------------------        ---------------------

              Balance, December 31, 2000                                         261,013                           --
              Reclassified from capital lease (j)                                489,757                           --
              Depreciation expense                                                    --                        9,603
                                                                   ----------------------        ---------------------

              Balance, December 31, 2001                                  $      750,770                $       9,603
                                                                   ======================        =====================


                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2001


                                                                                                   Accumulated
                                                                         Cost                     Depreciation
                                                                 ---------------------         --------------------

       Properties of Joint Venture in Which the Partnership has a 3.9% Interest and has Invested in Under an Operating Lease:

            Balance, December 31, 1998                                  $     484,362                    $      --
            Depreciation expense (d)                                               --                           --
                                                                 ---------------------         --------------------

            Balance, December 31, 1999                                        484,362                           --
            Depreciation expense (d)                                               --                           --
                                                                 ---------------------         --------------------

            Balance, December 31, 2000                                        484,362                           --
            Depreciation expense (d)                                               --                           --
                                                                 ---------------------         --------------------

            Balance, December 31, 2001                                  $     484,362                    $      --
                                                                 =====================         ====================

       Properties of Joint Venture in Which the Partnership has a 14.46% Interest and has Invested in Under an Operating Lease:

            Balance, December 31, 1998                                  $     889,127                 $    116,948
            Depreciation expense                                                   --                       15,014
                                                                 ---------------------         --------------------

            Balance, December 31, 1999                                        889,127                      131,962
            Depreciation expense                                                   --                       15,015
                                                                 ---------------------         --------------------

            Balance, December 31, 2000                                        889,127                      146,977
            Depreciation expense                                                   --                       15,015
                                                                 ---------------------         --------------------

            Balance, December 31, 2001                                  $     889,127                 $    161,992
                                                                 =====================         ====================


                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2001


                                                                                                  Accumulated
                                                                         Cost                    Depreciation
                                                                 ---------------------         ------------------ ---

       Properties of Joint Venture in Which the Partnership has a 64.29% Interest and has Invested in Under an Operating Lease:

            Balance, December 31, 1998                                $     1,397,045               $      8,769
            Depreciation expense                                                   --                     29,636
                                                                ----------------------        -------------------

            Balance, December 31, 1999                                      1,397,045                     38,405
            Depreciation expense                                                   --                     29,635
                                                                ----------------------        -------------------

            Balance, December 31, 2000                                      1,397,045                     68,040
            Depreciation expense                                                   --                     29,635
                                                                ----------------------        -------------------

            Balance, December 31, 2001                                $     1,397,045              $      97,675
                                                                ======================        ===================

       Properties in Which the Partnership has an 18% Interest as Tenants-in-Common and has Invested in Under an Operating Lease:

            Balance, December 31, 1998                                 $      814,970              $      66,274
            Depreciation expense                                                   --                     22,553
                                                                ----------------------        -------------------

            Balance, December 31, 1999                                        814,970                     88,827
            Depreciation expense                                                   --                     22,553
                                                                ----------------------        -------------------

            Balance, December 31, 2000                                        814,970                    111,380
            Depreciation expense                                                   --                     22,553
                                                                ----------------------        -------------------

            Balance, December 31, 2001                                 $      814,970              $     133,933
                                                                ======================        ===================


                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2001

                                                                                                 Accumulated
                                                                       Cost                     Depreciation
                                                               ----------------------        --------------------

      Properties in Which the Partnership has a 23.04%
         Interest as Tenants-in-Common and has Invested in Under an Operating Lease:

           Balance, December 31, 1998                                $     2,265,025               $      46,437
           Depreciation expense                                                   --                      46,312
                                                               ----------------------        --------------------

           Balance, December 31, 1999                                      2,265,025                      92,749
           Depreciation expense                                                   --                      46,312
                                                               ----------------------        --------------------

           Balance, December 31, 2000                                      2,265,025                     139,061
           Depreciation expense                                                   --                      46,312
                                                               ----------------------        --------------------

           Balance, December 31, 2001                                $     2,265,025              $      185,373
                                                               ======================        ====================

      Property in Which the Partnership has a 46.20% Interest as Tenants-in-Common and has Invested in Under an Operating Lease:

           Balance, December 31, 1998                                $     1,503,966               $      26,642
           Depreciation expense                                                   --                      27,503
                                                               ----------------------        --------------------

           Balance, December 31, 1999                                      1,503,966                      54,145
           Depreciation expense                                                   --                      27,503
                                                               ----------------------        --------------------

           Balance, December 31, 2000                                      1,503,966                      81,648
           Depreciation expense                                                   --                      27,503
                                                               ----------------------        --------------------

           Balance, December 31, 2001                                $     1,503,966              $      109,151
                                                               ======================        ====================


                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2001


                                                                                                 Accumulated
                                                                       Cost                     Depreciation
                                                               ----------------------        --------------------

      Property of Joint Venture in Which the Partnership has a 50% Interest and has Invested in Under an Operating Lease:

           Balance, December 31, 1998                                $     1,042,865                $        937
           Reclassified to capital lease (g)                                (603,893 )                      (937 )
           Depreciation expense                                                   --                          --
                                                               ----------------------        --------------------

           Balance, December 31, 1999                                        438,972                          --
           Reclassified from capital lease (i)                               639,141                          --
           Provision for loss                                               (219,053 )                        --
           Depreciation expense                                                   --                      16,220
                                                               ----------------------        --------------------

           Balance, December 31, 2000                                        859,060                      16,220
           Depreciation expense                                                   --                      14,074
                                                               ----------------------        --------------------

           Balance, December 31, 2001                                        859,060                    $ 30,294
                                                               ======================        ====================

      Property in Which the Partnership has a 85% Interest as Tenants-in-Common and has Invested in Under an Operating Lease:

           Balance, December 31, 1998                                 $      638,026                 $        --
           Depreciation expense                                                   --                          --
                                                               ----------------------        --------------------

           Balance, December 31, 1999                                        638,026                          --
           Depreciation expense (d)                                               --                          --
                                                               ----------------------        --------------------

           Balance, December 31, 2000                                        638,026                          --
           Depreciation expense (d)                                               --                          --
                                                               ----------------------        --------------------

           Balance, December 31, 2001                                 $      638,026                 $        --
                                                               ======================        ====================


                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2001


                                                                                                 Accumulated
                                                                       Cost                     Depreciation
                                                               ----------------------        --------------------

      Property of Joint Venture in Which the Partnership has a 80% Interest as Tenants-in-Common and has Invested in Under an Operating Lease:

           Balance, December 31, 1998                                    $        --                 $        --
           Acquisition                                                     1,295,316                          --
           Depreciation expense                                                   --                       5,318
                                                               ----------------------        --------------------

           Balance, December 31, 1999                                      1,295,316                       5,318
           Depreciation expense                                                   --                      26,649
                                                               ----------------------        --------------------

           Balance, December 31, 2000                                      1,295,316                      31,967
           Depreciation expense                                                   --                      26,649
                                                               ----------------------        --------------------

           Balance, December 31, 2001                                $     1,295,316               $      58,616
                                                               ======================        ====================

      Property in Which the Partnership has a 60% Interest as Tenants-in-Common and has Invested in Under an Operating Lease:

           Balance, December 31, 2000                                    $        --                 $        --
           Acquisition                                                     2,280,499                          --
           Depreciation expense                                                   --                      21,859
                                                               ----------------------        --------------------

           Balance, December 31, 2001                                $     2,280,499               $      21,859
                                                               ======================        ====================

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2001


                                                                                                 Accumulated
                                                                       Cost                     Depreciation
                                                               ----------------------        --------------------

      Property in Which the Partnership has a 74% Interest as Tenants-in-Common and has Invested in Under an Operating Lease:

           Balance, December 31, 1999                                    $        --                 $        --
           Acquisition                                                     1,503,378                          --
           Depreciation expense                                                   --                      27,948
                                                               ----------------------        --------------------

           Balance, December 31, 2000                                      1,503,378                      27,948
           Depreciation expense                                                   --                      27,948
                                                               ----------------------        --------------------

           Balance, December 31, 2001                                $     1,503,378               $      55,896
                                                               ======================        ====================


(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 2001, the aggregate cost of the Properties owned by the Partnership and its consolidated joint venture, and the unconsolidated joint ventures (including the two Properties held as tenants-in-common) for federal income tax purposes was $20,649,706 and $17,578,300, respectively. All of the leases are treated as operating leases for federal income tax purposes.

(d) The portion of the lease relating to the building has been recorded as a direct financing lease. The cost of the building has been included in net investment in direct financing leases; therefore, depreciation is not applicable.

(e) The lease for the land and building has been recorded as a direct financing lease. The cost of the land and building has been included in net investment in direct financing leases; therefore, depreciation is not applicable.

(f) Certain components of the lease relating to land and building have been recorded as a direct financing lease. Accordingly, costs relating to these components of this lease are not shown.

(g) Effective September 24, 1999, the lease for this Property was amended resulting in the reclassification of the building portion of the lease as a capital lease.

(h) The undepreciated cost of the Property in Chester, Pennsylvania, was written down to net realizable value due to an impairment in value. The Partnership recognized the impairment by recording a provision for write-down of assets in the amount of $368,430 at December 31, 2000. The impairment represented the difference between the Property's carrying value and the estimated net realizable value of the Property at December 31, 2000. In May 2001, the Partnership sold this Property to an unrelated third party.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2001


(i) During 2000, the undepreciated cost of the Property in Melbourne, Florida, was reduced to its estimated net realizable value due to an impairment in value. The tenant of this Property vacated the Property and ceased restaurant operations, resulting in a reclassification of the building portion of the lease to an operating lease. The building was recorded at net book value and depreciated over its remaining estimated life of approximately 29 years.

(j) In January 2002, the tenant of this Property filed for bankruptcy and rejected the lease relating to this Property, resulting in the reclassification of the building portion of the lease to an operating lease, effective December 2001. The building was recorded at net book value and is being depreciated over its remaining estimated life of approximately 25.5 years.

(k) During the year ended December 31, 2001, the Partnership purchased land and building from CNL Funding 2001-A, LP., an affiliate of the General Partners, for an aggregate cost of $3,063,300.