Form 10-Q
period 2002-03-31
CNL INCOME FUND VI LTD
filed 2002-05-15
CIK 837986

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                 For the quarterly period ended March 31, 2002
   --------------------------------------------------------------------------

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


                            CNL Income Fund VI, Ltd.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Florida                                        59-2922954
--------------------------------------           ----------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)


450 South Orange Avenue
Orlando, Florida                                             32801
--------------------------------------           ----------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number
(including area code)                                   (407) 540-2000
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



                                                                          Page
Part I.

     Item 1.    Financial Statements:

                    Condensed Balance Sheets                               1

                    Condensed Statements of Income                         2

                    Condensed Statements of Partners' Capital              3

                    Condensed Statements of Cash Flows                     4

                    Notes to Condensed Financial Statements                5

     Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                    6-9

     Item 3.    Quantitative and Qualitative Disclosures About
                    Market Risk                                            9

Part II.

     Other Information                                                     10-11

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                              March 31,              December 31,
                                                                                 2002                    2001
                                                                          -------------------     -------------------
                              ASSETS

Land and buildings on operating leases, net                                     $ 15,928,243            $ 16,023,866
Net investment in direct financing leases                                          2,385,392               2,399,329
Investment in joint ventures                                                       8,345,120               8,387,142
Cash and cash equivalents                                                          1,158,393               1,126,921
Receivables, less allowance for doubtful accounts
    of $142,406 and $150,802, respectively                                            39,985                 124,865
Due from related parties                                                                  --                  15,981
Accrued rental income, less allowance for doubtful
    accounts of $47,718, in 2002 and 2001                                            608,317                 590,190
Other assets                                                                          36,414                  40,760
                                                                          -------------------     -------------------

                                                                                $ 28,501,864            $ 28,709,054
                                                                          ===================     ===================

                 LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                                  $   24,675              $   16,859
Real estate taxes payable                                                              4,533                  13,119
Due to related parties                                                                46,080                  11,507
Distributions payable                                                                787,500                 787,500
Rents paid in advance and deposits                                                     7,393                  37,389
                                                                          -------------------     -------------------
    Total liabilities                                                                870,181                 866,374

Minority interest                                                                    139,331                 137,143

Partners' capital                                                                 27,492,352              27,705,537
                                                                          -------------------     -------------------

                                                                                $ 28,501,864            $ 28,709,054
                                                                          ===================     ===================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                                                        Quarter Ended
                                                                                          March 31,
                                                                                   2002               2001
                                                                               --------------    ---------------
Revenues:
    Rental income from operating leases                                            $ 530,148          $ 482,402
    Earned income from direct financing leases                                        73,002             62,436
    Contingent rental income                                                           9,775             17,913
    Interest and other income                                                          3,793             62,533
                                                                               --------------    ---------------
                                                                                     616,718            625,284
                                                                               --------------    ---------------

Expenses:
    General operating and administrative                                              65,927            123,902
    Professional services                                                             15,383             15,251
    Real estate taxes                                                                     --              7,969
    State and other taxes                                                             28,463             40,964
    Depreciation and amortization                                                     96,036             93,442
                                                                               --------------    ---------------
                                                                                     205,809            281,528
                                                                               --------------    ---------------

Income Before Minority Interest in Income of Consolidated
     Joint Venture and Equity in Earnings of Unconsolidated
     Joint Ventures                                                                  410,909            343,756

Minority Interest in Income of Consolidated
    Joint Venture                                                                     (6,313 )           (6,673 )

Equity in Earnings of Unconsolidated Joint Ventures                                  169,719            186,256
                                                                               --------------    ---------------

Net Income                                                                         $ 574,315          $ 523,339
                                                                               ==============    ===============

Net Income Per Limited Partner Unit                                                 $   8.20           $   7.48
                                                                               ==============    ===============

Weighted Average Number of Limited Partner
    Units Outstanding                                                                 70,000             70,000
                                                                               ==============    ===============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                                        Quarter Ended           Year Ended
                                                          March 31,            December 31,
                                                             2002                  2001
                                                      -------------------    ------------------
General partners:
    Beginning balance                                        $   291,598            $  291,598
    Net income                                                        --                    --
                                                      -------------------    ------------------
                                                                 291,598               291,598
                                                      -------------------    ------------------

Limited partners:
    Beginning balance                                         27,413,939            28,530,802
    Net income                                                   574,315             2,033,137
    Distributions ($11.25 and $45.00 per
       limited partner unit, respectively)                      (787,500 )          (3,150,000 )
                                                      -------------------    ------------------
                                                              27,200,754            27,413,939
                                                      -------------------    ------------------

Total partners' capital                                     $ 27,492,352          $ 27,705,537
                                                      ===================    ==================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                        Quarter Ended
                                                                                          March 31,
                                                                                   2002               2001
                                                                               --------------    ---------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                      $ 823,097          $ 799,487
                                                                               --------------    ---------------

    Cash Flows from Investing Activities:
       Additions to land and building on operating lease                                  --         (2,098,366 )
       Decrease in restricted cash                                                        --          2,061,560
                                                                               --------------    ---------------
              Net cash used in investing activities                                       --            (36,806 )
                                                                               --------------    ---------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                            (787,500 )         (787,500 )
       Distributions to holder of minority interest                                   (4,125 )            2,222
                                                                               --------------    ---------------
              Net cash used in financing activities                                 (791,625 )         (785,278 )
                                                                               --------------    ---------------

Net Increase (Decrease) in Cash and Cash Equivalents                                  31,472            (22,597 )

Cash and Cash Equivalents at Beginning of Quarter                                  1,126,921            868,873
                                                                               --------------    ---------------

Cash and Cash Equivalents at End of Quarter                                       $1,158,393          $ 846,276
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

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2002 and 2001


1.   Basis of Presentation:

     The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2002 may not be indicative of the results that may be expected for the year ending December 31, 2002. Amounts as of December 31, 2001, included in the financial statements, have been derived from audited financial statements as of that date.

     These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund VI, Ltd. (the "Partnership") for the year ended December 31, 2001.

     The Partnership accounts for its approximate 66.14% interest in the accounts of Caro Joint Venture using the consolidation method. Minority interest represents the minority joint venture partner's proportionate share of the equity in the Partnership's consolidated joint venture. All significant intercompany accounts and transactions have been eliminated.

     Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The statement also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported as a discontinued operation if the disposal activity was initiated subsequent to the adoption of the Standard.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund VI, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 17, 1988 to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of selected national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance, and utilities. As of March 31, 2002, the Partnership owned 38 Properties, either directly or indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         The Partnership's primary source of capital for the quarters ended March 31, 2002 and 2001 was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $823,097 and $799,487 for the quarters ended March 31, 2002 and 2001, respectively. The increase in cash from operations for the quarter ended March 31, 2002 was primarily a result of changes in the Partnership's working capital and changes in income and expenses described below in "Results of Operations."

         Currently, rental income from the Partnership's Properties and any net sales proceeds from the sale of Properties pending reinvestment in additional Properties are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At March 31, 2002, the Partnership had $1,158,393 invested in such short-term investments as compared to $1,126,921 at December 31, 2001. The funds remaining at March 31, 2002, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on cash from operations, the Partnership declared distributions to the limited partners of $787,500 for each of the quarters ended March 31, 2002 and 2001. This represents distributions for each applicable quarter of $11.25 per unit. No distributions were made to the general partners for the quarters ended March 31, 2002 and 2001. No amounts distributed to the limited partners for the quarters ended March 31, 2002 and 2001, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, increased to $870,181 at March 31, 2002, from $866,374 at December 31, 2001. The general partners believe the Partnership has sufficient cash on hand to meet the Partnership's current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the quarter ended March 31, 2001, the Partnership and its consolidated joint venture, Caro Joint Venture, owned and leased 26 wholly owned Properties (including two Properties which were sold during 2001). During the quarter ended March 31, 2002, the Partnership and Caro Joint Venture owned and leased 25 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, the Partnership and Caro Joint Venture earned $603,150 and $544,838 during the quarters ended March 31, 2002 and 2001, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties. Rental and earned income increased by approximately $45,600 during the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001, as a result of the fact that during 2001, the Partnership reinvested a portion of the net sales proceeds from the sales of several Properties in three additional Properties.

         In addition, the increase in rental and earned income during the quarter ended March 31, 2002, as compared to the quarter ended March 2001, was partially due to the fact that Phoenix Restaurant Group, Inc. ("PRG"), the tenant of two of the Partnership's Properties, experienced financial difficulties during 2000. As a result, during the quarter ended March 31, 2001, the Partnership stopped recording rental revenue relating to these two Properties. In October 2001, PRG filed for bankruptcy and rejected one of the two leases it had with the Partnership. In December 2001, the Partnership sold the vacant Property, and reinvested the net sales proceeds in an additional Property. In addition, the increase in rental and earned income was partially attributable to the fact that the Partnership has received rental payments relating to the one Property not rejected by the tenant from the bankruptcy date through March 31, 2002. While PRG has not rejected or affirmed the remaining lease, there can be no assurance that it will not be rejected in the future. The lost revenues that would result if the one remaining lease with PRG were rejected could have an adverse effect on the results of operations of the Partnership if the Partnership is not able to re-lease the Property in a timely manner.

         During the quarter ended March 31, 2001, the Partnership owned and leased five Properties indirectly through joint venture arrangements and nine Properties as tenants-in-common with affiliates of the general partners (including two Properties which were sold during 2001). In addition, during the quarter ended March 31, 2002, the Partnership owned and leased five Properties indirectly through joint venture arrangements and eight Properties as tenants-in-common with affiliates of the general partners. In connection therewith, during the quarters ended March 31, 2002 and 2001, the Partnership earned $169,719 and $186,256, respectively, attributable to net income earned by these joint ventures. The decrease in net income earned by joint ventures during the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001, was partially due to the fact that in June 2001, the Partnership and CNL Income Fund IX, Ltd., as tenants-in-common, sold the Property in Dublin, California, in which the Partnership owned a 75% interest. In addition, the decrease in net income earned by joint ventures during the quarter ended March 31, 2002, was partially due to the fact that in October 2001, the Partnership and CNL Income Fund XI, Ltd., as tenants-in-common, sold the Property in Round Rock, Texas, in which the Partnership owned a 77% interest. Each tenancy in common distributed to the Partnership its pro-rata share of the net sales proceeds from the respective sales as a liquidating distribution. The decrease in net income earned by joint ventures was partially offset by the fact that in July 2001, the Partnership reinvested a portion of the liquidating distributions in an additional Property, as tenants-in-common with CNL Income Fund IX, Ltd. and CNL Income Fund XVII, Ltd. Each of the CNL Income Funds is a Florida limited partnership and an affiliate of the general partners.

         The decrease in net income earned by joint ventures during the quarter ended March 31, 2002, was also partially due to the fact that in January 2002, Houlihan's Restaurant, Inc., which leases the Property owned by Show Low Joint Venture, filed for bankruptcy and rejected the lease relating to this Property. As a result, the joint venture, in which the Partnership owns a 36% interest, stopped recording rental income relating to this Property. The joint venture will not recognize any rental income from this Property until the Property is re-leased or the Property is sold and the proceeds are reinvested in an additional Property. The joint venture is currently seeking a replacement tenant or purchaser for this Property. The lost revenues resulting from the vacant Property could have an adverse effect on the equity in earnings of joint ventures, if the joint venture is not able to re-lease or sell the Property in a timely manner.

         During the quarters ended March 31, 2002 and 2001, the Partnership also earned $3,793 and $62,533, respectively, in interest and other income. Interest and other income were higher during the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2002, primarily due to higher average cash balances during the quarter ended March 31, 2001, and due to the Partnership holding net sales proceeds received from the 2000 sales of several Properties until such proceeds were reinvested in additional Properties.

         Operating expenses, including depreciation and amortization expense, were $205,809 and $281,528 for the quarters ended March 31, 2002 and 2001, respectively. The decrease in operating expenses during the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001, was primarily attributable to a decrease in state tax expense and a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties.

         Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The statement also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported as a discontinued operation if the disposal activity was initiated subsequent to the adoption of the Standard.


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

                    (b)      Reports on Form 8-K

                             No reports on Form 8-K were filed during the quarter ended March 31, 2002.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 8th day of May, 2002.


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