Form 10-Q
period 2002-06-30
CNL INCOME FUND VI LTD
filed 2002-08-13
CIK 837986

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 2002
   --------------------------------------------------------------------------

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



                                                                       Page
Part I.

     Item 1.   Financial Statements:

                   Condensed Balance Sheets                              1

                   Condensed Statements of Income                        2

                   Condensed Statements of Partners' Capital             3

                   Condensed Statements of Cash Flows                    4

                   Notes to Condensed Financial Statements               5-7

     Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                   8-11

     Item 3.   Quantitative and Qualitative Disclosures About
                   Market Risk                                           11

Part II.

     Other Information                                                   12

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                               June 30,              December 31,
                                                                                 2002                    2001
                                                                           ------------------     -------------------
                              ASSETS

Land and buildings on operating leases, net                                    $  15,832,620           $  16,023,866
Net investment in direct financing leases                                          2,371,042               2,399,329
Investment in joint ventures                                                       8,575,348               8,387,142
Cash and cash equivalents                                                            773,763               1,126,921
Receivables, less allowance for doubtful accounts
    of $142,767 and $150,802, respectively                                            33,444                 124,865
Due from related parties                                                                  --                  15,981
Accrued rental income, less allowance for doubtful
    accounts of $47,718, in 2002 and 2001                                            625,992                 590,190
Other assets                                                                          53,244                  40,760
                                                                           ------------------     -------------------

                                                                               $  28,265,453           $  28,709,054
                                                                           ==================     ===================

                 LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                               $      17,922            $     16,859
Real estate taxes payable                                                              6,374                  13,119
Due to related parties                                                                22,745                  11,507
Distributions payable                                                                787,500                 787,500
Rents paid in advance and deposits                                                     6,743                  37,389
                                                                           ------------------     -------------------
    Total liabilities                                                                841,284                 866,374

Minority interest                                                                    138,777                 137,143

Partners' capital                                                                 27,285,392              27,705,537
                                                                           ------------------     -------------------

                                                                               $  28,265,453           $  28,709,054
                                                                           ==================     ===================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                      Quarter Ended                     Six Months Ended
                                                                         June 30,                           June 30,
                                                                 2002               2001             2002             2001
                                                             --------------    ---------------   --------------  ---------------
Revenues:
    Rental income from operating leases                         $  514,447         $  519,288      $ 1,054,370      $ 1,019,603
    Earned income from direct financing leases                      72,589             34,506          145,591           96,942
    Interest and other income                                        5,258             11,106            9,051           73,639
                                                             --------------    ---------------   --------------  ---------------
                                                                   592,294            564,900        1,209,012        1,190,184
                                                             --------------    ---------------   --------------  ---------------

Expenses:
    General operating and administrative                            61,050             76,652          137,166          206,780
    Property expenses                                               18,637             57,427           23,831           74,421
    State and other taxes                                              173              4,434           28,636           45,398
    Depreciation and amortization                                   96,036             92,832          192,072          186,274
    Provision for write-down of assets                                  --            263,344               --          263,344
                                                             --------------    ---------------   --------------  ---------------
                                                                   175,896            494,689          381,705          776,217
                                                             --------------    ---------------   --------------  ---------------

Income Before Loss on Sale of Assets, Minority
     Interest in Income of Consolidated Joint Venture
     and Equity in Earnings of Unconsolidated Joint
     Ventures                                                      416,398             70,211          827,307          413,967

Loss on sale of assets                                                  --            (14,008 )             --          (14,008 )

Minority Interest in Income of Consolidated
    Joint Venture                                                   (6,566 )           (5,721 )        (12,879 )        (12,394 )

Equity in Earnings of Unconsolidated Joint Ventures                170,708            329,036          340,427          515,292
                                                             --------------    ---------------   --------------  ---------------

Net Income                                                      $  580,540         $  379,518      $ 1,154,855       $  902,857
                                                             ==============    ===============   ==============  ===============

Net Income Per Limited Partner Unit                              $    8.29          $    5.42        $   16.50        $   12.90
                                                             ==============    ===============   ==============  ===============

Weighted Average Number of Limited Partner
    Units Outstanding                                               70,000             70,000           70,000           70,000
                                                             ==============    ===============   ==============  ===============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                           Six Months Ended          Year Ended
                                                                               June 30,             December 31,
                                                                                 2002                   2001
                                                                         ---------------------    ------------------
General partners:
    Beginning balance                                                          $      291,598          $    291,598
    Net income                                                                             --                    --
                                                                         ---------------------    ------------------
                                                                                      291,598               291,598
                                                                         ---------------------    ------------------

Limited partners:
    Beginning balance                                                              27,413,939            28,530,802
    Net income                                                                      1,154,855             2,033,137
    Distributions ($22.50 and $45.00 per
       limited partner unit, respectively)                                         (1,575,000 )          (3,150,000 )
                                                                         ---------------------    ------------------
                                                                                   26,993,794            27,413,939
                                                                         ---------------------    ------------------

Total partners' capital                                                       $    27,285,392         $  27,705,537
                                                                         =====================    ==================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                   2002               2001
                                                                               --------------    ---------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                    $ 1,480,524        $ 1,474,458
                                                                               --------------    ---------------

    Cash Flows from Investing Activities:
       Additions to land and building on operating lease                                  --         (2,098,366 )
       Investment in joint ventures                                                 (247,437 )               --
       Liquidating distribution from joint venture                                        --          1,273,773
       Proceeds from sale of assets                                                       --             83,000
       Decrease in restricted cash                                                        --            787,787
                                                                               --------------    ---------------
              Net cash provided by (used in) investing activities                   (247,437 )           46,194
                                                                               --------------    ---------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                          (1,575,000 )       (1,575,000 )
       Distributions to holder of minority interest                                  (11,245 )               --
                                                                               --------------    ---------------
              Net cash used in financing activities                               (1,586,245 )       (1,575,000 )
                                                                               --------------    ---------------

Net Decrease in Cash and Cash Equivalents                                           (353,158 )          (54,348 )

Cash and Cash Equivalents at Beginning of Period                                   1,126,921            868,873
                                                                               --------------    ---------------

Cash and Cash Equivalents at End of Period                                        $  773,763         $  814,525
                                                                               ==============    ===============

Supplemental Schedule of Non-Cash Financing
    Activities:

       Distributions declared and unpaid at end of
          period                                                                  $  787,500         $  787,500
                                                                               ==============    ===============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2002 and 2001


1.   Basis of Presentation:
     ---------------------

     The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2002 may not be indicative of the results that may be expected for the year ending December 31, 2002. Amounts as of December 31, 2001, included in the financial statements, have been derived from audited financial statements as of that date.

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

2.   Reclassification:
     ----------------

     Certain  items  in  the  prior  year's   financial   statements  have  been
     reclassified to conform to 2002 presentation. These reclassifications had no effect on total partners' capital or net income.

3.   Investment in Joint Ventures:
     ----------------------------

     In June 2002, the Partnership and CNL Income Fund XI, Ltd., an affiliate of the general partners, invested in two properties, one in Universal City, Texas and one in Schertz, Texas, each as a separate tenancy in common arrangement. The Partnership and CNL Income Fund XI, Ltd. acquired these properties from CNL Funding 2001-A, LP, an affiliate of the general partners (see Note 4). The Partnership and CNL Income Funds XI, Ltd. entered into agreements whereby each co-tenant will share in the profits and losses of each property in proportion to its applicable percentage interest. As of June 30, 2002, the Partnership contributed approximately $148,500 and $98,900 for a 14.2% and 9.5% interest, respectively, in these properties.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2002 and 2001


3.   Investment in Joint Ventures - Continued:
     ----------------------------------------

     During 2002, the Partnership and CNL Income Fund XV, Ltd. entered into an agreement with an unrelated third party to sell the Bennigan's property in Fort Myers, Florida. The Partnership owns an 85% interest in this property. CNL Income Fund XV, Ltd. is an affiliate of the general partners. As a result, the tenancy in common reclassified the asset from land and building on operating leases and net investment in direct financing leases to real estate held for sale. The reclassified asset was recorded at the lower of its carrying amount or fair value, less cost to sell. In addition, the tenancy in common stopped recording depreciation and accrued rental income once the property was identified for sale. The financial results for this property are reflected as Discontinued Operations in the condensed financial information presented below.

     Auburn Joint Venture, Show Low Joint Venture, Asheville Joint Venture, Melbourne Joint Venture, Warren Joint Venture, own and lease one property to an operator of national fast-food and family-style restaurants. In addition, the Partnership an affiliates as tenants-in-common in ten separate tenancy in common arrangements each own and lease one property to an operator of national fast-food and family-style restaurants. The following presents the combined, condensed financial information for the joint ventures and the properties held as tenants-in-common with affiliates at:

                                                                          June 30,                       December 31,
                                                                            2002                             2001
                                                                        --------------                  ---------------
         Land and buildings on operating leases, net                      $15,134,234                      $13,179,127
         Net investment in direct financing leases                          1,948,605                        1,956,723
         Real estate held for sale                                          1,520,850                        1,516,369
         Cash                                                                  55,130                           86,895
         Receivables less, allowance for doubtful
              accounts                                                         16,238                           31,451
         Accrued rental income                                                470,312                          411,987
         Other assets                                                           1,032                            3,412
         Liabilities                                                           32,377                            1,057
         Partners' capital                                                 19,114,024                       17,184,907


                                                           Quarter Ended June 30,          Six Months Ended June 30,
                                                          2002               2001            2002            2001
                                                       ------------      -------------   --------------  --------------

         Revenues                                        $ 384,415          $ 438,007        $ 770,929       $ 862,462
         Expenses                                          (73,229 )          (71,581 )       (155,883 )      (172,492 )
         Gain on sale of assets                                  -            158,119                -         158,119
                                                       ------------      -------------   --------------  --------------
           Income from continuing operations               311,186            524,545          615,046         848,089
                                                       ------------      -------------   --------------  --------------
         Discontinued operations:
           Revenues                                         39,419             40,670           79,806          81,422
           Expenses                                            (55 )             (377 )           (367 )          (704 )
                                                       ------------      -------------   --------------  --------------
                                                            39,364             40,293           79,439          80,718
                                                       ------------      -------------   --------------  --------------

         Net Income                                       $350,550          $ 564,838        $ 694,485        $928,807
                                                       ============      =============   ==============  ==============


                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2002 and 2001


3.   Investment in Joint Ventures - Continued:
     ----------------------------------------

     The Partnership recognized income of $340,427 and $515,292 during the six months ended June 30, 2002 and 2001, respectively, from these joint ventures and properties held as tenants-in-common with affiliates, of which $170,708 and $329,036 were earned during the quarters ended June 30, 2002 and 2001, respectively.

4.   Related Party Transactions:
     --------------------------

     In June 2002, the Partnership and CNL Income Fund XI, Ltd. acquired a property in Universal City, Texas and one in Schertz, Texas, each as a separate tenancy-in-common arrangement. The Partnership and CNL Income Fund XI, Ltd. acquired these properties from CNL Funding 2001-A, LP, for a total purchase price of approximately $2,087,200 (see Note 3). CNL Funding 2001-A, LP is an affiliate of the general partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the properties in order to facilitate the acquisition of the properties by the Partnership. The purchase price paid by the Partnership and CNL Income Fund XI, Ltd. represented the costs incurred by CNL Funding 2001-A, LP to acquire and carry the properties, including closing costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund VI, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 17, 1988 to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of selected national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance, and utilities. As of June 30, 2001, the Partnership owned 24 Properties directly and 14 Properties indirectly through joint venture or tenancy in common arrangements. As of June 30, 2002, the Partnership owned 25 Properties directly and 15 Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         The Partnership's primary source of capital for the six months ended June 30, 2002 and 2001 was cash from operating activities (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operating activities was $1,480,524 and $1,474,458 for the six months ended June 30, 2002 and 2001, respectively. The increase in cash from operating activities for the six months ended June 30, 2002 was primarily a result of changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the six months ended June 30, 2002 and 2001.

         In June 2002, the Partnership reinvested a portion of the net sales proceeds from the 2001 sales of the Properties in Round Rock, Texas and Cheyenne, Wyoming in a Property in Universal City, Texas and a Property in Schertz, Texas, each as a separate tenants-in-common arrangement with CNL Income Fund XI, Ltd., a Florida limited partnership and affiliate of the general partners. The Partnership and CNL Income Fund XI, Ltd. entered into separate agreements for each Property, whereby each co-tenant will share in the profits and losses of each property in proportion to its applicable percentage interest. As of June 30, 2002, the Partnership contributed approximately $148,500 and $98,900 for a 14.2% and 9.5% interest, in the Property in Universal City, Texas and Schertz, Texas, respectively. The Partnership and CNL Income Fund XI, Ltd. acquired Properties from CNL Funding 2001-A, LP, a Delaware limited partnership and an affiliate of the general partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the Properties in order to facilitate the acquisition of the Properties by the Partnership and CNL Income Fund XI, Ltd. The purchase prices paid by the Partnership and CNL Income Fund XI, Ltd. represented the costs incurred by CNL Funding 2001-A, LP to acquire and carry the Properties, including closing costs. The Partnership anticipates that its distributions will be sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners), resulting from the transactions.

         Currently, rental income from the Partnership's Properties and any net sales proceeds from the sale of Properties pending reinvestment in additional Properties are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At June 30, 2002, the Partnership had $773,763 invested in such short-term investments as compared to $1,126,921 at December 31, 2001. The decrease in cash and cash equivalents at June 30, 2002 was primarily due to the fact that in June 2002, the Partnership reinvested the net sales proceeds from the 2001 sale of the Property in Cheyenne, Wyoming. The funds remaining at June 30, 2002, will be used to pay distributions and other liabilities of the Partnership.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, the Partnership declared distributions to the limited partners of $1,575,000 for each of the six months ended June 30, 2002 and 2001, ($787,500 for each of the quarters ended June 30, 2002 and 2001). This represents distributions of $22.50 per unit for each of the six months ended June 30, 2002 and 2001, ($11.25 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and six months ended June 30, 2002 and 2001. No amounts distributed to the limited partners for the six months ended June 30, 2002 and 2001, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, were $841,284 at June 30, 2002 as compared to $866,374 at December 31, 2001. The decrease in liabilities at June 30, 2002, was primarily a result of a decrease in rents paid in advance and deposits at June 30, 2002, as compared to December 31, 2001. Total liabilities at June 30, 2002, to the extent they exceed cash and cash equivalents at June 30, 2002, will be paid from future cash from operations, and in the event the general partners elect to make additional loans or contributions, from general partners' loans or contributions.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         Total rental revenues were $1,199,961 for the six months ended June 30, 2002, as compared to $1,116,545 in the same period of 2001, of which $587,036 and $553,794 were earned during the second quarter of 2002 and 2001, respectively. Rental revenues increased during the quarter and six months ended June 30, 2002, as compared to the same periods of 2001, as a result of the Partnership reinvesting a portion of the net sales proceeds from the sales of several Properties in three additional Properties during 2001.

         In addition, the increase in rental revenues during the quarter and six months ended June 30, 2002, as compared to the same periods of 2001, was partially due to the fact that Phoenix Restaurant Group, Inc. ("PRG"), the tenant of two of the Partnership's Properties, experienced financial difficulties during 2000. As a result, during the six months ended June 30, 2001, the Partnership stopped recording rental revenue relating to these two Properties. In October 2001, PRG filed for bankruptcy and rejected one of the two leases it had with the Partnership. In December 2001, the Partnership sold the vacant Property, and reinvested the net sales proceeds in an additional
Property. In addition, the increase in rental revenues was partially attributable to the fact that since the bankruptcy date, the Partnership has received rental payments relating to the one Property not rejected by the tenant. In May 2002, the Partnership assigned the lease relating to the one Property not rejected by PRG to a new tenant; all lease terms remained the same.

         The increase in rental revenues during the quarters and six months ended June 30, 2002, as compared to the same periods of 2001, was partially offset by the fact that the tenant for the Properties in El Paso, and Amarillo, Texas exercised its lease option for a contingent rent reduction to be applied towards Property renovations. In addition, the increase in rental revenues during the quarters and six months ended June 30, 2002, was partially offset by a decrease in gross sales of certain restaurant Properties with leases requiring the payment of contingent rental income.

         During the six months ended June 30, 2002 and 2001, the Partnership earned $340,427 and $515,292, respectively, attributable to net income earned by joint ventures, of which $170,708 and $329,036 was earned during the quarters ended June 30, 2002 and 2001, respectively. The decrease in net income earned by joint ventures during the quarter and six months ended June 30, 2002, as compared to the same periods of 2001, was partially due to the fact that in June 2001, the Partnership and CNL Income Fund IX, Ltd., as tenants-in-common, sold the Property in Dublin, California, in which the Partnership owned a 75% interest. In connection with this sale, the tenancy in common recognized a gain of approximately $158,000 during the quarter and six months ended June 30, 2001. In addition, the decrease in net income earned by joint ventures during the quarter and six months ended June 30, 2002, was partially due to the fact that in October 2001, the Partnership and CNL Income Fund XI, Ltd., as tenants-in-common, sold the Property in Round Rock, Texas, in which the Partnership owned a 77% interest. Each tenancy in common distributed to the Partnership its pro-rata share of the net sales proceeds from the respective sales as a liquidating distribution. The decrease in net income earned by joint ventures was partially offset by the fact that in July 2001, the Partnership reinvested a portion of these liquidating distributions in an additional Property, as tenants-in-common with CNL Income Fund IX, Ltd. and CNL Income Fund XVII, Ltd. The decrease in net income earned by joint ventures was also partially offset by the fact that in June 2002, the Partnership reinvested a portion of the net sales proceeds from 2001 sale of two Properties in two additional Properties, each as tenants-in-common with CNL Income Fund XI, Ltd., as described above in "Capital Resources." Each of the CNL Income Funds is a Florida limited partnership and an affiliate of the general partners.

         The decrease in net income earned by joint ventures during the quarter and six months ended June 30, 2002, was also partially due to the fact that in January 2002, Houlihan's Restaurant, Inc., which leased the Property owned by Show Low Joint Venture, filed for bankruptcy and rejected the lease relating to this Property. As a result, the joint venture, in which the Partnership owns a 36% interest, stopped recording rental income relating to this Property. The joint venture will not recognize any rental revenues from this Property until the Property is re-leased or the Property is sold and the proceeds are reinvested in an additional Property. The joint venture is currently seeking a replacement tenant for this Property. The lost revenues resulting from the vacant Property will have an adverse effect on the equity in earnings of joint ventures, if the joint venture is not able to re-lease or sell the Property in a timely manner.

         In June 2002, the Partnership and CNL Income Fund XV, Ltd. a Florida limited partnership and affiliate of the general partners, entered into an agreement with an unrelated third party to sell the Bennigan's Property in Fort Myers, Florida, as described below.

         During the six months ended June 30, 2002 and 2001, the Partnership also earned $9,051 and $73,639, respectively, in interest and other income, of which $5,258 and $11,106 was earned during the quarters ended June 30, 2002 and 2001, respectively. Interest and other income were higher during the six months ended June 30, 2001, as compared to the same period of 2002, primarily due to higher average cash balances during the six months ended June 30, 2001, and due to the Partnership holding net sales proceeds received from the 2000 sales of several Properties until such proceeds were reinvested in additional Properties.

         Operating expenses, including depreciation and amortization expense, and provision for write-down of assets were $381,705 and $776,217 for the six months ended June 30, 2002 and 2001, respectively, of which $175,896 and $494,689 were incurred during the quarters ended June 30, 2002 and 2001, respectively. The decrease in operating expenses during the quarter and six months ended June 30, 2002, as compared to the same periods of 2001, was partially attributable to a decrease in state tax expense and a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties.

         Operating expenses were higher during the quarter and six months ended June 30, 2001, as compared to the same periods of 2002, as the Partnership recorded provisions for write-down of assets of $263,344 relating to the Property leased by PRG. The provision represented the difference between the Property's carrying value and its fair value. In December 2001, the Partnership sold the Property.

         In addition, the decrease in operating expenses during the quarter and six months ended June 30, 2002, was partially due to the fact that during 2002 and 2001, the Partnership incurred certain Property related expenses, such as legal fees, repairs and maintenance, insurance and real estate taxes relating to vacant PRG Properties. In December 2001 the Partnership sold one of its two vacant Properties and in May 2002 the Partnership assigned the lease relating to the remaining vacant Property to a new tenant. The Partnership did not incur any additional expenses relating to these Properties after the sale of the Property and the assignment of the lease had occurred.

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

         As a result of the sale of the Property in Chester, Pennsylvania, the Partnership recognized a loss of $14,008 during the quarter and six months ended June 30, 2001.

         In June 2002, the Partnership and CNL Income Fund XV, Ltd. entered into an agreement with an unrelated third party to sell the Bennigan's Property in Fort Myers, Florida. The Partnership owns an 85% interest in this Property. The Partnership expects to use the proceeds from the sale to reinvest in an additional Property. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the tenancy in common reclassified this asset from land and building on operating leases and net investment in direct financing leases to real estate held for sale. The tenancy in common recorded the reclassified asset at the lower of its carrying amount or fair value, less cost to sell. In addition, during the six months ended June 30, 2002, the tenancy in common stopped recording accrued rental income once the Property was identified for sale. The tenancy in common recognized net rental income (rental revenues less Property related expenses) of $79,439 and $80,718 during the six months ended June 30, 2002 and 2001, respectively, of which $39,364 and $40,293 was earned during the quarters ended June 30, 2002 and 2001, respectively. The Partnership's pro-rata share of these amounts are included in equity in earnings of unconsolidated joint ventures in the accompanying financial statements.


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

                      10.5 Assignment of Management Agreement from CNL APF Partners, LP to CNL Restaurants XVIII, Inc. (Filed herewith.)

                      (b)      Reports on Form 8-K

                               No reports on Form 8-K were filed during the quarter ended June 30, 2002.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 6th day of August, 2002.


                                           CNL INCOME FUND VI, LTD.

                                           By:CNL REALTY CORPORATION
                                              General Partner


                                               By:/s/ James M. Seneff, Jr.
                                                  ---------------------------
                                                  JAMES M. SENEFF, JR.
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)


                                               By:/s/ Robert A. Bourne
                                                  ---------------------------
                                                  ROBERT A. BOURNE
                                                  President and Treasurer
                                                  (Principal Financial and
                                                  Accounting Officer)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                          OF CORPORATE GENERAL PARTNER

            PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, James M. Seneff, Jr., the Chief Executive Officer of CNL Realty Corporation, the corporate general partner of CNL Income Fund VI, Ltd. (the "Partnership"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Partnership's Quarterly Report on Form 10-Q for the period ending June 30, 2002 (the "Report"). The undersigned hereby certifies that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.



Date:  August 6, 2002                    /s/ James M. Seneff, Jr.
      ---------------------              -------------------------------
                                         Name:  James M. Seneff, Jr.
                                         Title:   Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                          OF CORPORATE GENERAL PARTNER

            PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Robert A. Bourne, the President and Treasurer of CNL Realty Corporation, the corporate general partner of CNL Income Fund VI, Ltd. (the "Partnership"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Partnership's Quarterly Report on Form 10-Q for the period ending June 30, 2002 (the "Report"). The undersigned hereby certifies that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.



Date:   August 6, 2002                          /s/Robert A. Bourne
        ---------------                         --------------------------
                                                Name: Robert  A. Bourne
                                                Title:President and Treasurer

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

           10.5 Assignment of Management Agreement from CNL APF Partners, LP to CNL Restaurants XVIII, Inc. (Filed herewith.)