Form 10-Q
period 2002-09-30
CNL INCOME FUND VI LTD
filed 2002-11-12
CIK 837986

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

               For the quarterly period ended September 30, 2002
   --------------------------------------------------------------------------

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


                            CNL Income Fund VI, Ltd.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Florida                                        59-2922954
-----------------------------------              ----------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)


450 South Orange Avenue
Orlando, Florida                                            32801
-----------------------------------              ----------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number
(including area code)                                  (407) 540-2000
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



                                                                       Page
Part I.

     Item 1.  Financial Statements:

                  Condensed Balance Sheets                              1

                  Condensed Statements of Income                        2

                  Condensed Statements of Partners' Capital             3

                  Condensed Statements of Cash Flows                    4

                  Notes to Condensed Financial Statements               5-7

     Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                   8-11

     Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk
                 11

     Item 4.  Controls and Procedures                                   11

Part II.

     Other Information                                                  12-13

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                             September 30,           December 31,
                                                                                 2002                    2001
                                                                           ------------------     -------------------
                              ASSETS

Land and buildings on operating leases, net                                    $  15,736,997           $  16,023,866
Net investment in direct financing leases                                          2,356,267               2,399,329
Investment in joint ventures                                                       8,556,763               8,387,142
Cash and cash equivalents                                                            737,232               1,126,921
Receivables, less allowance for doubtful accounts
    of $9,825 and $150,802, respectively                                              34,548                 124,865
Due from related parties                                                                  --                  15,981
Accrued rental income, less allowance for doubtful
    accounts of $47,718, in 2002 and 2001                                            642,874                 590,190
Other assets                                                                          55,502                  40,760
                                                                           ------------------     -------------------

                                                                               $  28,120,183           $  28,709,054
                                                                           ==================     ===================

                 LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                                 $    18,198            $     16,859
Real estate taxes payable                                                              9,323                  13,119
Distributions payable                                                                787,500                 787,500
Due to related parties                                                                25,747                  11,507
Rents paid in advance and deposits                                                     6,006                  37,389
                                                                           ------------------     -------------------
    Total liabilities                                                                846,774                 866,374

Minority interest                                                                    143,673                 137,143

Partners' capital                                                                 27,129,736              27,705,537
                                                                           ------------------     -------------------

                                                                               $  28,120,183           $  28,709,054
                                                                           ==================     ===================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                      Quarter Ended                    Nine Months Ended
                                                                      September 30,                      September 30,
                                                                 2002               2001             2002             2001
                                                             --------------    ---------------   --------------  ---------------
Revenues:
    Rental income from operating leases                         $  548,443         $  510,480      $ 1,602,813      $ 1,530,083
    Earned income from direct financing leases                      72,165             42,863          217,756          139,805
    Interest and other income                                        3,496              5,921           12,547           79,560
                                                             --------------    ---------------   --------------  ---------------
                                                                   624,104            559,264        1,833,116        1,749,448
                                                             --------------    ---------------   --------------  ---------------

Expenses:
    General operating and administrative                            59,817             36,837          196,983          243,677
    Property expenses                                               29,292             10,304           53,123           84,665
    State and other taxes                                               51                 --           28,687           45,398
    Depreciation and amortization                                   95,622             92,526          288,108          278,800
    Provision for write-down of assets                                  --            301,718               --          565,062
                                                             --------------    ---------------   --------------  ---------------
                                                                   184,782            441,385          566,901        1,217,602
                                                             --------------    ---------------   --------------  ---------------

Income Before Loss on Sale of Assets, Minority
     Interest in Income of Consolidated Joint Venture
     and Equity in Earnings of Unconsolidated Joint
     Ventures                                                      439,322            117,879        1,266,215          531,846

Loss on sale of assets                                                  --                 --               --          (14,008 )

Minority Interest in Income of Consolidated Joint
    Venture                                                         (5,669 )           (6,259 )        (18,548 )        (18,653 )

Equity in Earnings of Unconsolidated Joint Ventures                198,605            222,171          539,032          737,463
                                                             --------------    ---------------   --------------  ---------------

Net Income                                                      $  632,258         $  333,791      $ 1,786,699      $ 1,236,648
                                                             ==============    ===============   ==============  ===============

Net Income Per Limited Partner Unit                              $    9.03          $    4.77        $   25.52        $   17.67
                                                             ==============    ===============   ==============  ===============

Weighted Average Number of Limited Partner
    Units Outstanding                                               70,000             70,000           70,000           70,000
                                                             ==============    ===============   ==============  ===============

            See acompanying notes to condensed financial statements.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                          Nine Months Ended          Year Ended
                                                                            September 30,           December 31,
                                                                                 2002                   2001
                                                                         ---------------------    ------------------
General partners:
    Beginning balance                                                          $      291,599          $    291,598
    Net income                                                                             --                    --
                                                                         ---------------------    ------------------
                                                                                      291,599               291,598
                                                                         ---------------------    ------------------

Limited partners:
    Beginning balance                                                              27,413,939            28,530,802
    Net income                                                                      1,786,699             2,033,137
    Distributions ($33.75 and $45.00 per
       limited partner unit, respectively)                                         (2,362,500 )          (3,150,000 )
                                                                         ---------------------    ------------------
                                                                                   26,838,138            27,413,939
                                                                         ---------------------    ------------------

Total partners' capital                                                       $    27,129,737         $  27,705,537
                                                                         =====================    ==================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                   2002               2001
                                                                               --------------    ---------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                    $ 2,232,266        $ 2,187,962
                                                                               --------------    ---------------

    Cash Flows from Investing Activities:
       Additions to land and building on operating lease                                  --         (2,098,366 )
       Investment in joint ventures                                                 (247,437 )       (1,367,769 )
       Liquidating distribution from joint venture                                        --          1,273,773
       Proceeds from sale of assets                                                       --             83,000
       Decrease in restricted cash                                                        --          2,061,560
                                                                               --------------    ---------------
              Net cash used in investing activities                                 (247,437 )          (47,802 )
                                                                               --------------    ---------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                          (2,362,500 )       (2,362,500 )
       Distributions to holder of minority interest                                  (12,018 )               --
                                                                               --------------    ---------------
              Net cash used in financing activities                               (2,374,518 )       (2,362,500 )
                                                                               --------------    ---------------

Net Decrease in Cash and Cash Equivalents                                           (389,689 )         (222,340 )

Cash and Cash Equivalents at Beginning of Period                                   1,126,921            868,873
                                                                               --------------    ---------------

Cash and Cash Equivalents at End of Period                                        $  737,232         $  646,533
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

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2002 and 2001


1.     Basis of Presentation:

       The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2002 may not be indicative of the results that may be expected for the year ending December 31, 2002. Amounts as of December 31, 2001, included in the financial statements, have been derived from audited financial statements as of that date.

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

3.     Investment in Joint Ventures:

       In June 2002, the Partnership and CNL Income Fund XI, Ltd., an affiliate of the general partners, invested in two properties, one in Universal City, Texas and one in Schertz, Texas, each as a separate tenancy in common arrangement. The Partnership and CNL Income Fund XI, Ltd. acquired these properties from CNL Funding 2001-A, LP, an affiliate of the general partners (see Note 4). The Partnership and CNL Income Fund XI, Ltd. entered into agreements whereby each co-tenant will share in the profits and losses of each property in proportion to its applicable percentage interest. As of September 30, 2002, the Partnership contributed approximately $148,500 and $98,900 for a 14.2% and 9.5% interest, respectively, in these properties.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2002 and 2001


3.     Investment in Joint Ventures - Continued:

       In June 2002, the Partnership and CNL Income Fund XV, Ltd., an affiliate of the general partners, entered into an agreement with an unrelated third party to sell the property in Fort Myers, Florida. The Partnership owns an 85% interest in this property. The contract for the sale of the property was subsequently terminated and as a result, the tenancy in common reclassified the asset from real estate held for sale to land and building on operating leases and accrued rental income.

       Auburn Joint Venture, Show Low Joint Venture, Asheville Joint Venture, Melbourne Joint Venture, Warren Joint Venture, each own and lease one property to an operator of national fast-food and family-style restaurants. In addition, the Partnership and affiliates of the general partners, as tenants-in-common, own and lease one property to an operator of national fast-food and family-style restaurants in ten separate tenancy in common arrangements. The following presents the combined, condensed financial information for the joint ventures and the properties held as tenants-in-common with affiliates at:

                                                                   September 30,                      December 31,
                                                                       2002                               2001
                                                                  ----------------                   ----------------
         Land and buildings on operating
             leases, net                                             $ 15,693,679                       $ 13,817,152
         Net investment in direct financing
             lease                                                      2,727,451                          2,750,031
         Cash                                                              49,763                             86,895
         Receivables, less allowance for
             doubtful accounts                                              5,507                             31,451
         Accrued rental income                                            611,405                            497,023
         Other assets                                                       1,032                              3,412
         Liabilities                                                       13,690                              1,057
         Partners' capital                                             19,075,147                         17,184,907


                                                           Quarter Ended                   Nine Months Ended
                                                           September 30,                     September 30,
                                                     2002              2001              2002             2001
                                                  ------------    ----------------  ---------------  ----------------

         Revenues                                   $ 540,500         $   532,176     $  1,391,236      $  1,476,060
         Expenses                                     (99,281 )           (79,767 )       (255,531 )        (252,963 )
         Gain on sale of assets                             -                   -                -           158,119
                                                  ------------    ----------------  ---------------  ----------------

         Net Income                                 $ 441,219         $   452,409     $  1,135,705      $  1,381,216
                                                  ============    ================  ===============  ================


       The Partnership recognized income of $539,032 and $737,463 during the nine months ended September 30, 2002 and 2001, respectively, of which $198,605 and $222,171 were earned during the quarters ended September 30, 2002 and 2001, respectively, from these joint ventures and tenants-in-common.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2002 and 2001


4.     Related Party Transactions:

       In June 2002, the Partnership and CNL Income Fund XI, Ltd. acquired a property in Universal City, Texas and one in Schertz, Texas, each as a separate tenancy-in-common arrangement. The Partnership and CNL Income Fund XI, Ltd. acquired these properties from CNL Funding 2001-A, LP, for a total purchase price of approximately $2,087,200 (see Note 3). CNL Funding 2001-A, LP is an affiliate of the general partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the properties in order to facilitate the acquisition of the properties by the Partnership. The purchase price paid by the Partnership and CNL Income Fund XI, Ltd. represented the costs incurred by CNL Funding 2001-A, LP to acquire and carry the properties.

5.     Subsequent Event:

       In October 2002, the property in Marietta, Georgia was destroyed by fire. The property is covered by insurance held by the tenant. The Partnership anticipates that the insurance proceeds will exceed the carrying value of the building at September 30, 2002.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        CNL Income Fund VI, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 17, 1988 to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of selected national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance, and utilities. As of September 30, 2001, the Partnership owned 24 Properties directly and 15 Properties indirectly through joint venture or tenancy in common arrangements. As of September 30, 2002, the Partnership owned 25 Properties directly and 15 Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

        Cash from operating activities (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses) was $2,232,266 and $2,187,962 for the nine months ended September 30, 2002 and 2001, respectively. The increase in cash from operating activities for the nine months ended September 30, 2002 was a result of changes in the Partnership's working capital and changes in income and expenses, as described in "Results of Operations."

        Other sources and uses of capital included the following during the nine months ended September 30, 2002.

        In June 2002, the Partnership reinvested a portion of the net sales proceeds from the 2001 sales of the Properties in Round Rock, Texas and Cheyenne, Wyoming in a Property in Universal City, Texas and a Property in Schertz, Texas, each as a separate tenants-in-common arrangement with CNL Income Fund XI, Ltd., a Florida limited partnership and affiliate of the general partners. The Partnership and CNL Income Fund XI, Ltd. entered into separate agreements for each Property, whereby each co-tenant will share in the profits and losses of each property in proportion to its applicable percentage interest. As of September 30, 2002, the Partnership contributed approximately $148,500 and $98,900 for a 14.2% and 9.5% interest, in the Property in Universal City, Texas and Schertz, Texas, respectively. The Partnership and CNL Income Fund XI, Ltd. acquired Properties from CNL Funding 2001-A, LP, a Delaware limited partnership and an affiliate of the general partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the Properties in order to facilitate the acquisition of the Properties by the Partnership and CNL Income Fund XI, Ltd. The purchase prices paid by the Partnership and CNL Income Fund XI, Ltd. represented the costs incurred by CNL Funding 2001-A, LP to acquire and carry the Properties. The Partnership anticipates that its distributions will be sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners), resulting from the transactions.

        In October 2002, the property in Marietta, Georgia was destroyed by fire. The property is covered by insurance held by the tenant. The Partnership anticipates that the insurance proceeds will exceed the carrying value of the building at September 30, 2002.

        Currently, rental income from the Partnership's Properties and any net sales proceeds from the sale of Properties pending reinvestment in additional Properties are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At September 30, 2002, the Partnership had $737,232 invested in such short-term investments as compared to $1,126,921 at December 31, 2001. The decrease in cash and cash equivalents at September 30, 2002 was primarily due to the fact that in June 2002, the Partnership reinvested the net sales proceeds from the 2001 sale of the Property in Cheyenne, Wyoming. The funds remaining at September 30, 2002, will be used to pay distributions and other liabilities of the Partnership.

Short-Term Liquidity

        The Partnership's investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. The general partners believe that the leases will generate net cash flow in excess of operating expenses.

        The Partnership's short-term liquidity requirements consist primarily of the operating expenses of the Partnership.

        The general partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the operations of the Partnership.

        Total liabilities of the Partnership, including distributions payable, were $846,774 at September 30, 2002 as compared to $866,374 at December 31, 2001. The decrease in liabilities at September 30, 2002, was primarily a result of a decrease in rents paid in advance and deposits at September 30, 2002, as compared to December 31, 2001. Total liabilities at September 30, 2002, to the extent they exceed cash and cash equivalents at September 30, 2002, will be paid from future cash from operations, and in the event the general partners elect to make additional loans or contributions, from general partners' loans or contributions.

        The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, and for the nine months ended September 2001, a loan from the corporate general partner, the Partnership declared distributions to the limited partners of $2,362,500 for each of the nine months ended September 30, 2002 and 2001, ($787,500 for each of the quarters ended September 30, 2002 and 2001). This represents distributions of $33.75 per unit for each of the nine months ended September 30, 2002 and 2001, ($11.25 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and nine months ended September 30, 2002 and 2001. No amounts distributed to the limited partners for the nine months ended September 30, 2002 and 2001, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available to the limited partners on a quarterly basis.

Long-Term Liquidity

        The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

        Total rental revenues were $1,820,569 for the nine months ended September 30, 2002, as compared to $1,669,888 in the same period of 2001, of which $620,608 and $553,343 were earned during the third quarter of 2002 and 2001, respectively. Rental revenues increased during the quarter and nine months ended September 30, 2002, as compared to the same periods of 2001, as a result of the Partnership reinvesting a portion of the net sales proceeds from the sales of several Properties in three additional Properties during 2001.

        In addition, the increase in rental revenues during the quarter and nine months ended September 30, 2002, as compared to the same periods of 2001, was partially due to the fact that Phoenix Restaurant Group, Inc. ("PRG"), the tenant of two of the Partnership's Properties, experienced financial difficulties during 2000. As a result, during the nine months ended September 30, 2001, the Partnership stopped recording rental revenue relating to these two Properties. In October 2001, PRG filed for bankruptcy and rejected one of the two leases it had with the Partnership. In December 2001, the Partnership sold the vacant Property, and reinvested the net sales proceeds in an additional
Property. In addition, the increase in rental revenues was partially attributable to the fact that since the bankruptcy date, the Partnership has received rental payments relating to the one Property not rejected by the tenant. In May 2002, the Partnership assigned the lease relating to the one Property not rejected by PRG to a new tenant; all lease terms remained the same.

        In July 2002, a tenant, Loco Lupe's of Hermitage, Inc., filed for bankruptcy. As of September 30, 2002, the Partnership has continued receiving rental payments relating to this lease. While the tenant has neither rejected nor affirmed the one lease it has with the Partnership, there can be no assurance that the lease will not be rejected in the future. The lost revenues that would result if the tenant rejects this lease could have an adverse effect on the results of operations of the Partnership if the Partnership is unable to lease the Property in a timely manner.

        During the nine months ended September 30, 2002 and 2001, the Partnership earned $539,032 and $737,463, respectively, attributable to net income earned by joint ventures, of which $198,605 and $222,171 was earned during the quarters ended September 30, 2002 and 2001, respectively. The decrease in net income earned by joint ventures during the quarter and nine months ended September 30, 2002, as compared to the same periods of 2001, was partially due to the fact that in June 2001, the Partnership and CNL Income Fund IX, Ltd., as tenants-in-common, sold the Property in Dublin, California, in which the Partnership owned a 75% interest. In connection with this sale, the tenancy in common recognized a gain of approximately $158,000 during the nine months ended September 30, 2001. In addition, the decrease in net income earned by joint ventures during the quarter and nine months ended September 30, 2002, was partially due to the fact that in October 2001, the Partnership and CNL Income Fund XI, Ltd., as tenants-in-common, sold the Property in Round Rock, Texas, in which the Partnership owned a 77% interest. Each tenancy in common distributed to the Partnership its pro-rata share of the net sales proceeds from the respective sales as a liquidating distribution. The decrease in net income earned by joint ventures was partially offset by the fact that in July 2001, the Partnership reinvested a portion of these liquidating distributions in an additional Property, as tenants-in-common with CNL Income Fund IX, Ltd. and CNL Income Fund XVII, Ltd. The decrease in net income earned by joint ventures was also partially offset by the fact that in June 2002, the Partnership reinvested a portion of the net sales proceeds from the 2001 sales of two Properties in two additional Properties, each as tenants-in-common with CNL Income Fund XI, Ltd., as described above in "Capital Resources." Each of the CNL Income Funds is a Florida limited partnership and an affiliate of the general partners.

        The decrease in net income earned by joint ventures during the quarter and nine months ended September 30, 2002, was also partially due to the fact that in January 2002, Houlihan's Restaurant, Inc., which leased the Property owned by Show Low Joint Venture, filed for bankruptcy and rejected the lease relating to this Property. As a result, the joint venture, in which the Partnership owns a 36% interest, stopped recording rental income relating to this Property. The joint venture will not recognize any rental revenues from this Property until the Property is re-leased or the Property is sold and the proceeds are reinvested in an additional Property. The joint venture is currently seeking a replacement tenant for this Property. The lost revenues resulting from the vacant Property will have an adverse effect on the equity in earnings of joint ventures, if the joint venture is not able to re-lease or sell the Property in a timely manner.

        During the nine months ended September 30, 2002 and 2001, the Partnership also earned $12,547 and $79,560, respectively, in interest and other income, of which $3,496 and $5,921 were earned during the quarters ended September 30, 2002 and 2001, respectively. Interest and other income were higher during the nine months ended September 30, 2001, as compared to the same period of 2002, primarily due to higher average cash balances during the nine months ended September 30, 2001, and due to the Partnership holding net sales proceeds received from the 2000 sales of several Properties until such proceeds were reinvested in additional Properties.

        Operating expenses, including depreciation and amortization expense, and provision for write-down of assets were $566,901 and $1,217,602 for the nine months ended September 30, 2002 and 2001, respectively, of which $184,782 and $441,385 were incurred during the quarters ended September 30, 2002 and 2001, respectively. The decrease in operating expenses during the quarter and nine months ended September 30, 2002, as compared to the same periods of 2001, was partially attributable to a decrease in state tax expense and a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties.

        Operating expenses were higher during the quarter and nine months ended September 30, 2001, as compared to the same periods of 2002, due to the fact that during the quarter and nine months ended September 30, 2001, the Partnership recorded provisions for write-down of assets of $301,718 and $565,062, respectively, relating to the Properties leased by PRG. The provision represented the difference between the Properties, carrying value and their fair value. During 2001, the Partnership also recorded bad debt expense of approximately $36,700 relating to these Properties. In December 2001, the Partnership sold one of the Properties and in May 2002, the Partnership assigned the lease relating to the other Property, as described above.

        In addition, the decrease in operating expenses during the quarter and nine months ended September 30, 2002, was partially due to the fact that during 2002 and 2001, the Partnership incurred certain Property related expenses, such as legal fees, repairs and maintenance, insurance and real estate taxes relating to vacant PRG Properties. In December 2001 the Partnership sold one of its two PRG Properties and in May 2002 the Partnership assigned the lease relating to the remaining PRG Property to a new tenant. The Partnership did not incur any additional expenses relating to these Properties after the sale of the Property and the assignment of the lease had occurred.

        The decrease in operating expenses during the quarter and nine months ended September 30, 2002, as compared to the same periods of 2001, was partially offset by the fact that during the nine months ended September 30, 2002, the Partnership elected to reimburse the tenant of the Properties in El Paso and Amarillo, Texas for certain renovation costs.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.


ITEM 4.  CONTROLS AND PROCEDURES

        The general partners maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the Partnership's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The principal executive and financial officers of the corporate general partner have evaluated the Partnership's disclosure controls and procedures within 90 days prior to the filing of this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

        Subsequent to the above evaluation, there were no significant changes in internal controls or other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

                 10.5 Assignment of Management Agreement from CNL APF Partners, LP to CNL Restaurants XVIII, Inc. (Included as Exhibit 10.3 to Form 10-Q filed with the Securities and Exchange Commission on August 13, 2002, and incorporated herein by reference.)

                 99.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                 99.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                 (b)     Reports on Form 8-K

                         No reports on Form 8-K were filed during the quarter ended September 30, 2002.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 4th day of November, 2002.


                                       CNL INCOME FUND VI, LTD.

                                       By:CNL REALTY CORPORATION
                                          General Partner


                                          By:/s/ James M. Seneff, Jr.
                                             --------------------------------
                                             JAMES M. SENEFF, JR.
                                             Chief Executive Officer
                                             (Principal Executive Officer)


                                          By:/s/ Robert A. Bourne
                                             --------------------------------
                                             ROBERT A. BOURNE
                                             President and Treasurer
                                             (Principal Financial and
                                             Accounting Officer)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                          OF CORPORATE GENERAL PARTNER

                 PURSUANT TO RULE 13a-14 AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


        I, James M. Seneff, Jr., the Chief Executive Officer of CNL Realty Corporation, the corporate general partner of CNL Income Fund VI, Ltd. (the "registrant"), certify that:

        1. I have reviewed this quarterly report on Form 10-Q of the registrant;

        2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                a. designed such  disclosure  controls and  procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                b. evaluated the  effectiveness of the  registrant's  disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                c. presented in this quarterly report our conclusions  about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                a. all  significant  deficiencies  in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                b. any fraud, whether or not material,  that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 4, 2002


/s/ James M. Seneff, Jr.
-------------------------
James M. Seneff, Jr.
Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                          OF CORPORATE GENERAL PARTNER

                 PURSUANT TO RULE 13a-14 AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         I, Robert A. Bourne, President and Treasurer of CNL Realty Corporation, the corporate general partner of CNL Income Fund VI, Ltd. (the "registrant") certify that:

         1. I have reviewed this quarterly report on Form 10-Q of the registrant;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                a. designed such  disclosure  controls and  procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                b. evaluated the  effectiveness of the  registrant's  disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                c. presented in this quarterly report our conclusions  about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                a. all  significant  deficiencies  in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                b. any fraud, whether or not material,  that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 4, 2002


/s/ Robert A. Bourne
------------------------
Robert A. Bourne
President and Treasurer

                                  EXHIBIT INDEX


Exhibit Number

        (c)  Exhibits

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

              10.5 Assignment of Management Agreement from CNL APF Partners, LP to CNL Restaurants XVIII, Inc. (Included as Exhibit 10.3 to Form 10-Q filed with the Securities and Exchange Commission on August 13, 2002, and incorporated herein by reference.)

              99.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

              99.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                                  EXHIBIT 99.1

                                  EXHIBIT 99.2