Form 10-K
period 2002-12-31
CNL INCOME FUND VI LTD
filed 2003-03-28
CIK 837986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2002

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2): Yes___ No X

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

         As of December 31, 1999, the Partnership owned 27 Properties directly and 14 Properties indirectly through joint venture and tenancy in common arrangements. In 2000, the Partnership reinvested a portion of the net sales proceeds from the 1999 sales of several Properties in a Property in Niles, Illinois, as tenants-in-common with an affiliate of the General Partners. During 2000, the Partnership sold four of its Popeye's Properties all located in Florida. In 2001, the Partnership reinvested the net sales proceeds from the 2000 sale of the four Properties in Florida in a Property in Burley, Idaho and a Property in Cleburne, Texas. During 2001, the Partnership sold its Properties in Chester, Pennsylvania and Cheyenne, Wyoming and the Properties in Dublin, California and Round Rock, Texas, each of which was held with an affiliate of the General Partners as tenants-in-common. The Partnership reinvested the majority of the sales proceeds from the sales of the Properties in Chester, Pennsylvania, Dublin, California and Round Rock, Texas in a Property in Houston, Texas and a Property in Waldorf, Maryland with CNL Income Fund IX, Ltd. and CNL Income Fund XVII, Ltd., each of which is a Florida limited partnership and an affiliate of the General Partners. During 2002, reinvested the remaining sales proceeds from the 2001 sales of several Properties in two Properties, one in Universal City, Texas and one in Schertz, Texas, each as a separate tenancy in common arrangement with CNL Income Fund XI, Ltd., a Florida limited partnership and an affiliate of the General Partners. During 2002, Caro Joint Venture, in which the Partnership owned a 66.14%, sold its Property in Caro, Michigan. As of December 31, 2002, the Partnership owned 24 Properties directly and 15 Properties indirectly through joint venture and tenancy in common arrangements. Generally, the Properties are leased on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

         The Partnership holds its Properties until the General Partners determine that the sale or other disposition of the Properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell Properties, the General Partners consider factors such as potential capital appreciation, net cash flow and federal income tax considerations. Certain lessees also have been granted options to purchase Properties, generally at the Property's then fair market value after a specified portion of the lease term has elapsed. The Partnership has no obligation to sell all or any portion of a Property at any particular time, except as may be required under property or joint venture purchase options granted to certain lessees.

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership, the joint ventures in which the Partnership is a co-venturer and the Properties owned with affiliates as tenants-in-common provide for initial terms, ranging from 10 to 20 years (the average being 17 years), and expire between 2004 and 2020. The leases generally are on a triple-net basis, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $39,500 to $246,400. Generally, the leases provide for percentage rent based on sales in excess of a specified amount. In addition, some of the leases provide that, commencing in the fourth to sixth lease year, the percentage rent will be an amount equal to the greater of the percentage rent calculated under the lease formula or a specified percentage (ranging from one to five percent) of the purchase price or gross sales.

         Generally, the leases of the Properties provide for two to four five-year renewal options subject to the same terms and conditions as the initial lease. Lessees of 30 of the Partnership's 39 Properties also have been granted options to purchase Properties at the Property's then fair market value, or pursuant to a formula based on the original purchase price of the Property, after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm.

         The leases generally provide that, in the event the Partnership wishes to sell the Property subject to that lease, the Partnership first must offer the lessee the right to purchase the Property on the same terms and conditions, and for the same price, as any offer which the Partnership has received for the sale of the Property.

         In January 2002, Houlihan's Restaurant, Inc., the tenant of the Property owned by Show Low Joint Venture, filed for bankruptcy and rejected the lease relating to the Property in Greensboro, North Carolina. The lost revenues resulting from the rejection of this lease will have an adverse effect on the results of operations of the joint venture if the joint venture is unable to re-lease the Property in a timely manner. The joint venture is currently seeking a new tenant for this Property.

         In July 2002, Loco Lupe's of Hermitage, Inc., a tenant of one of the Partnership's Properties, filed for bankruptcy. As of March 10, 2003, the Partnership has continued receiving rental payments relating to this lease. While the tenant has neither rejected nor affirmed the one lease it has with the Partnership, there can be no assurance that the lease will not be rejected in the future. The lost revenues that would result if the tenant rejects this lease will have an adverse effect on the results of operations of the Partnership if the Partnership is unable to re-lease the Property in a timely manner.

         During 2002, the Partnership reinvested a portion of the net sales proceeds from the 2001 sale of several Properties in two Properties, one in Universal City, Texas and one in Schertz, Texas, each as a separate tenancy in common arrangement with CNL Income Fund XI, Ltd., a Florida limited partnership and an affiliate of the General Partners. The lease terms for these Properties are substantially the same as the Partnership's other leases. In October 2002, the Property in Marietta, Georgia was destroyed by fire and the tenant terminated its lease relating to this Property.

         The tenant of the Property in Detroit, Michigan exercised its option to extend the lease for an additional five years beginning in January 2003. All other lease terms remained unchanged and are substantially the same as the Partnership's other leases as described above.

Major Tenants

         During 2002, two lessees of the Partnership and its consolidated joint venture, Golden Corral Corporation and IHOP Properties, Inc., each contributed more than ten percent of the Partnership's rental revenues (including rental revenues from the Partnership's consolidated joint venture in which the Partnership was a co-venturer prior to its dissolution, and the Partnership's share of the rental revenues from the Properties owned by unconsolidated joint ventures and the Properties owned with affiliates of the General Partners as tenants-in-common). As of December 31, 2002, Golden Corral Corporation was the lessee under leases relating to five restaurants and IHOP Properties, Inc. was the lessee under leases relating to six restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these two lessees each will continue to contribute more than ten percent of the Partnership's rental revenues in 2003. In addition, two Restaurant Chains, Golden Corral Family Steakhouse Restaurants ("Golden Corral") and IHOP, each accounted for more than ten percent of the Partnership's rental revenues in 2002 (including rental revenues from the Partnership's consolidated joint venture and the Partnership's share of the rental revenues from the Properties owned by unconsolidated joint ventures in which the Partnership is a co-venturer and the Properties owned with affiliates of the General Partners as tenants-in-common). In 2003, it is anticipated that these two Restaurant Chains each will continue to account for more than ten percent of the rental revenues to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner. As of December 31, 2002, no single tenant or group of affiliated tenants leased Properties with an aggregate carrying value in excess of 20% of the total assets of the Partnership.

Joint Venture and Tenancy in Common Arrangements

         The Partnership has entered into the following joint venture and tenancy in common arrangements as of December 31, 2002:

              Entity Name             Year      Ownership           Partners                    Property
     Show Low Joint Venture           1987       36.00%      CNL Income Fund II, Ltd.         Greensboro, NC

     Auburn Joint Venture             1989        3.90%      CNL Income Fund IV, Ltd.         Auburn, MA

     Asheville Joint Venture          1991       14.46%      CNL Income Fund VIII, Ltd.       Asheville, NC

     CNL Income Fund IV, Ltd., CNL    1996       18.00%      CNL Income Fund IV, Ltd. CNL     Clinton, NC
          Income Fund VI, Ltd.,                              Income Fund X, Ltd.
          CNL Income Fund X, Ltd.,                           CNL Income Fund XIV, Ltd.
          and CNL Income Fund XIV,
          Ltd. Tenants in Common

     CNL Income Fund, Ltd., CNL       1997       23.04%      CNL Income Fund, Ltd.            Vancouver, WA
          Income Fund II, Ltd.,                              CNL Income Fund II, Ltd.
          CNL Income Fund V, Ltd.,                           CNL Income Fund V, Ltd.
          and CNL Income Fund VI,
          Ltd., Tenants in Common

     CNL Income Fund II, Ltd., CNL    1998       34.74%      CNL Income Fund II, Ltd.         Overland Park, KS
          Income Fund III, Ltd.,                             CNL Income Fund III, Ltd.
          and CNL Income Fund VI,
          Ltd., Tenants in Common

     CNL Income Fund II, Ltd., CNL    1998       46.20%      CNL Income Fund II, Ltd.         Memphis, TN
          Income Fund VI, Ltd.,                              CNL Income Fund XVI, Ltd.
          and CNL Income Fund XVI,
          Ltd., Tenants in Common

     Melbourne Joint Venture         1998        50.00%      CNL Income Fund XIV, Ltd.        Melbourne, FL

     CNL Income Fund VI, Ltd., and    1998       85.00%      CNL Income Fund XV, Ltd.         Ft. Myers, FL
          CNL Income Fund XV,
          Ltd., Tenants in Common

     Warren Joint Venture             1998       64.29%      CNL Income Fund IV, Ltd.         Warren, MI

     CNL Income Fund III, Ltd.,       1999       80.00%      CNL Income Fund III, Ltd.        Baytown, TX
          and CNL Income
          Fund VI, Ltd., Tenants
          in Common

     CNL Income Fund VI, Ltd., and    2000       74.00%      CNL Income Fund XIV, Ltd.        Niles, IL
          CNL Income Fund XIV,
          Ltd., Tenants in Common

     CNL Income Fund VI, Ltd., CNL   2001        60.00%      CNL Income Fund IX, Ltd. CNL     Waldorf, MD
          Income Fund IX, Ltd. and                           Income Fund XVII, Ltd.
          CNL Income Fund XVII,
          Ltd., Tenants in Common

     CNL Income Fund VI, Ltd. and     2002       14.20%      CNL Income Fund XI, Ltd.         Universal City, TX
          CNL Income Fund XI,
          Ltd., Tenants in Common

     CNL Income Fund VI, Ltd. and     2002        9.50%      CNL Income Fund XI, Ltd.         Schertz, TX
          CNL Income Fund XI,
          Ltd., Tenants in Common

         Each joint venture and tenancy in common was formed to hold one Property. Each CNL Income Fund is an affiliate of the General Partners and is a limited partnership organized pursuant to the laws of the state of Florida. The Partnership shares management control equally with the affiliates of the General Partners

         The joint venture and tenancy in common arrangements provide for the Partnership and its joint venture or tenancy in common partners to share in all costs and benefits in proportion to each partner's percentage interest in the business entity. The Partnership and its partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint venture or tenancy in common. Net cash flow from operations is distributed to each joint venture or tenancy in common partner in accordance with its respective percentage interest in the business entity.

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

         The joint venture and tenancy in common agreements restrict each party's ability to sell, transfer to assign its joint venture or tenancy in common interest without first offering it for sale to its partner, either upon such terms and conditions as to which the parties may agree or, in the event the parties cannot agree, on the same terms and conditions as any offer from a third party to purchase such joint venture or tenancy in common interest.

         The Partnership had entered into a joint venture arrangement, Caro Joint Venture, with an unaffiliated entity to purchase and hold a Property. During 2002, Caro Joint Venture was liquidated upon the sale of the Property held by the joint venture and the net sales proceeds were distributed to each joint venture partner in accordance with the terms of the joint venture agreement.

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

Certain Management Services

         RAI Restaurants, Inc. (formerly known as CNL Restaurants XVIII, Inc.), an affiliate of the General Partners, provides certain services relating to management of the Partnership and its Properties pursuant to a management agreement with the Partnership. CNL APF Partners, LP assigned its rights in, and its obligations under, the management agreement with the Partnership to RAI Restaurants, Inc. ("Advisor") effective January 1, 2002. All of the terms and conditions of the management agreement, including the payment of fees, remained unchanged. Under this agreement, the Advisor is responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the Partnership in responding to tenant inquiries and notices, and providing information to the Partnership about the status of the leases and the Properties. The Advisor also assists the General Partners in negotiating the leases. For these services, the Partnership had agreed to pay the Advisor an annual fee of one percent of the sum of gross rental revenues from Properties wholly owned by the Partnership plus the Partnership's allocable share of gross revenues of joint ventures in which the Partnership is a co-venturer, but not in excess of competitive fees for comparable services. Under the management agreement, the management fee is subordinated to receipt by the Limited Partners of an aggregate, ten percent, cumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return"), calculated in accordance with the Partnership's limited partnership agreement (the "Partnership Agreement"). In any year in which the Limited Partners have not received the 10% Preferred Return, no property management fee will be paid.

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

Employees

         The Partnership has no employees. The officers of CNL Realty Corporation and the officers and employees of CNL American Properties Fund, Inc. ("APF"), the parent company of the Advisor, perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Financial Group, Inc., a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.


Item 2.  Properties

         As of December 31, 2002, the Partnership owned 39 Properties. Of the 39 Properties, 24 are owned by the Partnership in fee simple, five are owned through joint venture arrangements and ten owned through tenancy in common arrangements. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

         Land. The Partnership's Property sites range from approximately 11,500 to 115,100 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         The following table lists the Properties owned by the Partnership, either directly or indirectly through joint venture or tenancy in common arrangements, as of December 31, 2002, by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation for the year ended December 31, 2002.

               State                    Number of Properties

               Florida                            7
               Georgia                            1
               Idaho                              1
               Illinois                           2
               Indiana                            1
               Kansas                             1
               Maryland                           1
               Massachusetts                      1
               Michigan                           2
               New Mexico                         1
               North Carolina                     3
               Ohio                               1
               Oklahoma                           2
               Tennessee                          4
               Texas                              8
               Virginia                           2
               Washington                         1
                                             -------------
               TOTAL PROPERTIES                  39
                                             =============

         Buildings. Each of the Properties owned by the Partnership, either directly or indirectly through joint venture or tenancy in common arrangements, includes a building that is one of a Restaurant Chain's approved designs. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 1,200 to 10,700 square feet. All buildings on Properties are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 2002, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight-line method using depreciable lives of 31.5 and 39 years for federal income tax purposes.

         As of December 31, 2002, the aggregate cost of the Properties owned by the Partnership (including its consolidated joint venture) and joint ventures (including Properties owned through tenancy in common arrangements) for federal income tax purposes was $20,099,697 and $19,665,534, respectively.

         The following table lists the Properties owned by the Partnership, either directly or indirectly through joint venture or tenancy in common arrangements, as of December 31, 2002 by Restaurant Chain.

             Restaurant Chain       Number of Properties

             Arby's                           1
             Baker's Square                   1
             Bennigan's                       2
             Burger King                      1
             Chevy's Fresh Mex                1
             Church's                         2
             Darryl's                         1
             Denny's                          2
             Golden Corral                    5
             Hardee's                         2
             IHOP                             6
             Jack in the Box                  3
             KFC                              2
             Shoney's                         1
             Taco Bell                        1
             Taco Cabana                      3
             Waffle House                     3
             Other                            2
                                       -----------------

             TOTAL PROPERTIES                39
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

         At December 31, 2002, 2001, 2000, 1999, and 1998, the Properties were 95%, 100%, 97%, 100%, and 95%, occupied, respectively. The following is a schedule of the average rent per Property for the years ended December 31:

                                   2002              2001              2000              1999              1998
                               --------------    -------------    --------------    --------------    --------------

Rental Revenues (1)(2)           $ 3,157,653      $ 3,311,674       $ 3,456,021       $ 3,417,147       $ 3,342,220
Properties (2)                            37               38                37                41                42
Average rent per
    property                       $  85,342        $  87,149         $  93,406         $  83,345         $  79,577


(1) Rental revenues includes the Partnership's share of rental revenues from the Properties owned through joint venture arrangements and the Properties owned through tenancy in common arrangements.

(2) Excludes Properties that were vacant at December 31, and that did not generate rental revenues during the year ended December 31.

         The following is a schedule of lease expirations for leases in place as of December 31, 2002 for the next ten years and thereafter.

                                                                                     Percentage of
             Expiration Year          Number             Annual Rental               Gross Annual
                                     of Leases              Revenues                 Rental Income
             -----------------    ----------------    ---------------------    --------------------------

              2003                          --                       --                      --
              2004                           3                $ 515,141                  16.30%
              2005                           3                  314,800                   9.96%
              2006                          --                       --                      --
              2007                          --                       --                      --
              2008                           4                  178,077                   5.63%
              2009                           2                   91,413                   2.89%
              2010                           5                  350,109                  11.08%
              2011                           2                   27,259                   0.86%
              2012                           1                   56,643                   1.79%
              Thereafter                    17                1,627,621                  51.49%
                                     ----------            -------------           -------------
              Total (1)                     37              $ 3,161,063                 100.00%
                                     ==========            =============           =============

(1)      Excludes two Properties which were vacant at December 31, 2002.

         Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 2002 (see Item 1. Business - Major Tenants) are substantially the same as those described in Item 1. Business
- Leases.

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



                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

(a) As of March 10, 2003, there were 2,950 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. During 2002, Limited Partners who wished to sell their Units may have offered the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wished to have their distributions used to acquire additional Units (to the extent Units were available for purchase), may have done so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. The price paid for any Unit transferred pursuant to the Plan was $475 per Unit. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 2002 and 2001 other than pursuant to the Plan, net of commissions.

                                              2002 (1)                               2001 (1)
                                 -----------------------------------    -----------------------------------
                                   High         Low        Average        High         Low       Average
                                 ---------    --------    ----------    ---------    --------   -----------

         First Quarter              $ 500        $305         $ 330        $ 475     $ 370           $ 423
         Second Quarter               366         300           323          475         179           337
         Third Quarter                405         138           292          351         328           339
         Fourth Quarter               404         305           370          350         331           341


(1) A total of 670 and 319 Units were transferred other than pursuant to the Plan for the years ended December 31, 2002 and 2001, respectively.

         The capital contribution per Unit was $500. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For each of the years ended December 31, 2002 and 2001, the Partnership declared cash distributions of $3,150,000 to the Limited Partners. Distributions of $787,500 were declared at the close of each of the Partnership's calendar quarter during 2002 and 2001 to the Limited Partners. No amounts distributed to partners for the years ended December 31, 2002 and 2001, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive distributions on this basis.

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions, for an annual fee.

(b)      Not applicable.

Item 6.  Selected Financial Data

         The following selected financial data should be read in conjunction with the financial statements and related notes in Item 8. hereof.

                                     2002               2001             2000             1999            1998
                                ----------------  ---------------  ---------------   -------------- ----------------

Year ended December 31:
Continuing Operations(4):
    Revenues                       $  2,408,181     $  2,349,897      $ 2,645,013      $ 2,848,202     $  3,102,995
    Equity in earnings of
      unconsolidated joint
      ventures                          673,970          987,886          672,749          524,643          323,105
    Income from continuing
      operations(1)(2)              2,172,614        1,965,208        2,936,557        3,401,052        2,893,528

Discontinued Operations (4):
    Revenues                             79,582           90,264           95,914          125,645          143,088
    Income from
      discontinued operations (3)       299,702           67,929           80,239          109,422          127,353

Net income                            2,472,316        2,033,137        3,016,796        3,510,474        3,020,881

Net income per Unit:
    Continuing operations            $    31.04       $    28.07        $   41.95        $   48.59       $    41.34
    Discontinued operations                4.28             0.97             1.15             1.56             1.82
                                ----------------  ---------------  ---------------   -------------- ----------------
         Total                       $    35.32       $    29.04        $   43.10        $   50.15       $    43.16
                                ================  ===============  ===============   ============== ================
Cash distributions                 $  3,150,000     $  3,150,000      $ 3,150,000      $ 3,150,000     $  3,220,000
    declared (5)
Cash distributions
  declared per
  Unit (5)                                45.00            45.00            45.00            45.00            46.00


At December 31:
    Total assets                    $27,918,964      $28,709,054      $29,820,589      $30,120,859      $29,655,896
    Total partners' capital          27,027,853       27,705,537       28,822,400       28,955,604       28,595,130

    (1) Income from continuing operations for the years ended December 31, 2002, 2001, 2000, and 1998, includes provisions for write-down of assets of $106,437, $565,061, $368,430, and $155,528, respectively.

    (2) Income from continuing operations for the years ended December 31, 2000, 1999, and 1998 includes gains on sale of assets of $639,806, $848,303, and $345,122, respectively and a loss of $11,897 for the year ended December 31, 2001.

    (3) Income from discontinued operations for the year ended December 31, 2002 includes gain on sale of assets of $234,297.

    (4) Certain items in prior years' financial statements have been reclassified to conform to 2002 presentation. These reclassifications had no effect on total income. The results of operations relating to properties that were either disposed of or were classified as held for sale as of December 31, 2002 are reported as discontinued operations. The results of operations relating to properties that were identified for sale as of December 31, 2001 but sold subsequently are reported as continuing operations.

    (5) Distributions for the year ended December 31, 1998, include a special distribution to the Limited Partners of $70,000, which represented cumulative excess operating reserves.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on August 17, 1988, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains. The leases are generally triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $39,500 to $246,400. Generally, the leases provide for percentage rent based on sales in excess of a specified amount. In addition, some of the leases provide that, commencing in the fourth to sixth lease year, the percentage rent will be an amount equal to the greater of the percentage rent calculated under the lease formula or a specified percentage (ranging from one to five percent) of the purchase price or gross sales. As of December 31, 2000, the Partnership owned 23 Properties directly and 15 Properties indirectly through joint venture or tenancy in common arrangements. As of December 31, 2001, the Partnership owned 24 Properties directly and 14 Properties indirectly through joint venture or tenancy in common arrangements. As of December 31, 2002, the Partnership owned 24 Properties directly and 15 Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         Cash from operating activities was $3,071,594, $2,900,366, and $3,136,299, during the years ended December 31, 2002, 2001 and 2000, respectively. The increase in cash from operating activities during the year ended December 31, 2002 was a result of changes in the Partnership's working capital. The decrease in cash from operating activities during the year ended December 31, 2001 was a result of changes in income and expenses.

         Other sources and uses of cash included the following during the years ended December 31, 2002, 2001, and 2000.

         During 2000, the Partnership received payments of $55,800 related to a 1996 deferred rental payment agreement with one tenant of several Properties. During 2000, the Partnership terminated the lease with the tenant of the Property located in Chester, Pennsylvania due to financial difficulties the tenant was experiencing. The Partnership received $175,000 in consideration for the Partnership releasing the tenant from its obligations under the lease terms. In May 2001, the Partnership sold this Property to a third party and received net sales proceeds of approximately $83,000. The Partnership had previously recorded provisions for write-down of assets of approximately $368,400 in a prior year relating to this Property. The Partnership recorded an additional loss of approximately $14,000 when the Property was sold in 2001.

         During 2000, the Partnership invested net sales proceeds from the 1999 sale of a Property, in a Property in Niles, Illinois, with CNL Income Fund XIV, Ltd., a Florida limited partnership and an affiliate of the General Partners, as tenants-in-common. The Partnership owns a 74% interest in this Property. The Partnership acquired the Property from an affiliate of the General Partners. The affiliate had purchased and temporarily held title to the Property in order to facilitate the acquisition of the Property by the Partnership. The purchase price paid by the Partnership represented the costs incurred by the affiliate to acquire the Property.

         During 2000, the Partnership sold four of its Popeyes Properties, three in Jacksonville, Florida and one in Tallahassee, Florida, to a third party and received net sales proceeds totaling approximately $2,071,800, resulting in gains totaling approximately $639,800. In January 2001, the Partnership invested a portion of these net sales proceeds in a Property in Burley, Idaho and one in Cleburne, Texas. The Partnership acquired these Properties from CNL Funding 2001-A, LP, a Delaware limited partnership and an affiliate of the General Partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the Properties in order to facilitate the acquisition of the Properties by the Partnership. The purchase price paid by the Partnership represented the costs incurred by CNL Funding 2001-A, LP to acquire and carry the Properties.

         During 2001, the Partnership and CNL Income Fund XI, Ltd., as tenants-in-common, sold the Property in Round Rock, Texas, and received net sales proceeds of approximately $1,510,700, resulting in a gain, to the tenancy-in-common, of approximately $123,900. The Partnership received approximately $1,156,300 as a liquidating distribution for its pro-rata share of the net sales proceeds. The Partnership owned a 77% interest in this Property. During 2001, the Partnership reinvested the majority of these proceeds in a Property in Houston, Texas. The Partnership acquired this Property from CNL Funding 2001-A, LP, a Delaware limited partnership and an affiliate of the General Partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the Property in order to facilitate the acquisition of the Property by the Partnership. The purchase price paid by the Partnership represented the costs incurred by CNL Funding 2001-A, LP to acquire and carry the Property.

         During 2001, the Partnership and CNL Income Fund IX, Ltd., as tenants-in-common, sold the Property in Dublin, California, and received net sales proceeds of approximately $1,699,600, resulting in a gain, to the tenancy-in-common, of approximately $158,100. The Partnership received approximately $1,273,800 as a liquidating distribution for its pro-rata share of the net sales proceeds. The Partnership owned a 75% interest in this Property. During 2001, the Partnership reinvested these proceeds and the net sales proceeds from the sale of the Property in Chester, Pennsylvania in a Property in Waldorf, Maryland, as tenants-in-common, with CNL Income Fund IX, Ltd. and CNL Income Fund XVII, Ltd., each of which is an affiliate of the General Partners and a Florida limited partnership. The Partnership and the affiliates entered into an agreement whereby each co-tenant will share in the profits and losses of the Property in proportion to its applicable percentage interest. The Partnership contributed approximately $1,368,300 to acquire the Property. The Partnership owns a 60% interest in the profits and losses of the Property.

         During 2001, the Partnership entered in a promissory note with the corporate General Partner for a loan in the amount of $75,000 in connection with the operations of the partnership. The loan was uncollateralized, non-interest bearing and due on demand. As of December 31, 2001, the Partnership had repaid the loan in full to the corporate General Partner.

         During 2001, the Partnership also sold its Property in Cheyenne, Wyoming to a third party and received net sales proceeds of approximately $290,800, resulting in a gain of approximately $2,100. During 2002, the Partnership reinvested a portion of these net sales proceeds and the remaining proceeds from the 2001 sale of the Property in Round Rock, Texas in a Property in Universal City, Texas and a Property in Schertz, Texas, each as a separate tenants-in-common arrangement with CNL Income Fund XI, Ltd., an affiliate of the General Partners. Each co-tenant will share in the profits and losses of each property in proportion to its applicable percentage interest. As of December 31, 2002, the Partnership had contributed approximately $148,500 and $98,900 for a 14.2% and 9.5% interest, in the Property in Universal City, Texas and Schertz, Texas, respectively. The Partnership and CNL Income Fund XI, Ltd. acquired Properties from CNL Funding 2001-A, LP, an affiliate of the General Partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the Properties in order to facilitate the acquisition of the Properties by the Partnership and CNL Income Fund XI, Ltd. The purchase prices paid by the Partnership and CNL Income Fund XI, Ltd. represented the costs incurred by CNL Funding 2001-A, LP to acquire and carry the Properties.

         During 2002, Caro Joint Venture, in which the Partnership owned a 66.14% interest and accounted for under the consolidation method, entered into an agreement with a third party to sell its Property in Caro, Michigan. During 2002, the joint venture sold this property and received net sales proceeds of approximately $600,000, resulting in a gain on sale of assets of approximately $216,100 to the joint venture. As a result of the sale of the Property, the joint venture was dissolved in accordance with the joint venture agreement and the Partnership received approximately $441,100 representing its pro-rata share of liquidating distributions from the joint venture and recorded a gain on sale of discontinued operations of approximately $18,200 during the year ended December 31, 2002.

         During 2002, the Property in Marietta, Georgia was destroyed by fire. The Property is covered by insurance held by the tenant. The Partnership anticipates that the insurance proceeds will exceed the net carrying value of the building.

         None of the Properties owned by the Partnership, or the joint venture or tenancy in common arrangements in which the Partnership owns an interest, is or may be encumbered. Under its partnership agreement, the Partnership is prohibited from borrowing for any purpose; provided, however, that the General Partners or their affiliates are entitled to reimbursement, at cost, for actual expenses incurred by the General Partners or their affiliates on behalf of the Partnership. Affiliates of the General Partners from time to time incur certain operating expenses on behalf of the Partnership for which the Partnership reimburses the affiliates without interest.

         Currently, rental income from the Partnership's Properties and net sales proceeds from the sale of Properties, pending reinvestment in additional Properties, are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date, pending reinvestment in additional Properties, paying Partnership expenses, or making distributions to the partners. At December 31, 2002, the Partnership had $1,168,450 invested in such short-term investments, as compared to $1,126,921 at December 31, 2001. The increase in cash and cash equivalents during 2002 was primarily a result of the Partnership receiving and holding a portion of the liquidity distribution from Caro Joint Venture at December 31, 2002. For the year ending December 31, 2002, the average interest rate earned on the rental income deposited in demand deposit accounts at commercial banks was approximately one percent annually. The funds remaining at December 31, 2002, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital needs.

Short-Term Liquidity

         The Partnership's short-term liquidity requirements consist primarily of the operating expenses of the Partnership.

         The Partnership's investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. The General Partners believe that the leases will continue to generate net cash flow in excess of operating expenses.

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

         The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, the Partnership declared distributions to the Limited Partners of $3,150,000 for each of the years ended December 31, 2002, 2001, and 2000. This represents distributions of $45.00 per Unit for each of the years ended December 31, 2002, 2001, and 2000. No distributions were made to the General Partners during the years ended December 31, 2002, 2001, and 2000. No amounts distributed to the Limited Partners for the years ended December 31, 2002, 2001, and 2000, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

         During 2000, the General Partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the General Partners' capital account as of December 31, 1999. Accordingly, the General Partners were not allocated any net income during the years ended December 31, 2002, 2001 and 2000.

         As of December 31, 2002 and 2001, the Partnership owed $14,423 and $11,507, respectively, to affiliates for operating expenses and accounting and administrative services and other amounts. As of March 10, 2003, the Partnership had reimbursed the affiliates for these amounts. Other liabilities of the Partnership, including distributions payable were $876,688 at December 31, 2002, as compared to $854,867 at December 31, 2001. The General Partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

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

         Management reviews the Partnership's Properties and investments in unconsolidated entities periodically for impairment at least once a year or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The assessment is based on the carrying amount of the Property or investment at the date it is tested for recoverability compared to the sum of the estimated future cash flows expected to result from its operation and sale through the expected holding period. If an impairment is indicated, the asset is adjusted to its estimated fair value.

         When the Partnership makes the decision to sell or commits to a plan to sell a Property within one year, its operating results are reported as discontinued operations.

Results of Operations

Comparison of year ended December 31, 2002 to year ended December 31, 2001

         Total rental revenues were $2,266,672 during the year ended December 31, 2002, as compared to $2,119,666 for the same period of 2001. Rental revenues increased during the year ended December 31, 2002, because during 2001 the Partnership reinvested a portion of the net sales proceeds from the sales of several Properties in three additional Properties .

         Phoenix Restaurant Group, Inc. ("PRG"), the tenant of two of the Partnership's Properties, experienced financial difficulties during 2000. As a result, during 2001, the Partnership stopped recording rental revenue relating to two Properties. In October 2001, PRG filed for bankruptcy and rejected one of the two leases it had with the Partnership. In December 2001, the Partnership sold the vacant Property, and reinvested the net sales proceeds in an additional Property. Rental revenues were higher during 2002 partially because the Partnership has received rental payments relating to the one Property not rejected by the tenant since the bankruptcy date. In May 2002, the Partnership assigned the lease relating to the one Property not rejected by PRG to a new tenant; all lease terms remained the same.

         During 2002, a tenant, Loco Lupe's of Hermitage, Inc., filed for bankruptcy. As of March 10, 2003, the Partnership has continued receiving rental payments relating to this lease. While the tenant has neither rejected nor affirmed the one lease it has with the Partnership, there can be no assurance that the lease will not be rejected in the future. The lost revenues that would result if the tenant rejects this lease will have an adverse effect on the results of operations of the Partnership if the Partnership is unable to lease the Property in a timely manner.

         During 2002, the Property in Marietta, Georgia was destroyed by fire and the tenant terminated its lease relating to this Property. The Partnership anticipates that the insurance proceeds will exceed the net carrying value of the building and intends to reinvest the proceeds. The lost revenues from this vacant Property will have an adverse effect on the results of operations of the Partnership until the Partnership is able to re-lease the Property.

         The Partnership also earned $131,860 in contingent rental income during the year ended December 31, 2002, as compared to $149,069 during the same period of 2001. Contingent rental income was higher during 2001 because the Partnership defers the recognition of certain percentage rental income until the tenants' gross sales meet certain defined thresholds.

         The Partnership earned $673,970, attributable to net income earned by unconsolidated joint ventures during the year ended December 31, 2002, as compared to $987,886 during the same period of 2001. Net income earned by joint ventures was higher during 2001 because during 2001 the Partnership and CNL Income Fund IX, Ltd., as tenants-in-common, sold the Property in Dublin, California, in which the Partnership owned a 75% interest. The tenancy in common recognized a gain of approximately $158,000 during 2001 relating to this sale. In addition, during 2001 the Partnership and CNL Income Fund XI, Ltd., as tenants-in-common, sold the Property in Round Rock, Texas, in which the Partnership owned a 77% interest. The tenancy in common recognized a gain of approximately $123,900 during 2001 relating to this sale. Each tenancy in common distributed to the Partnership its pro-rata share of the net sales proceeds from the respective sales as a liquidating distribution. During 2001, the Partnership reinvested a portion of these liquidating distributions in a Property in Waldorf, Maryland, as tenants-in-common with CNL Income Fund IX, Ltd. and CNL Income Fund XVII, Ltd. During 2002, the Partnership reinvested the remaining portion of the net sales proceeds from the 2001 sales of two Properties in two additional Properties, each as tenants-in-common with CNL Income Fund XI, Ltd. Net income earned by joint ventures was lower during 2002 because Houlihan's Restaurant, Inc., which leased the Property owned by Show Low Joint Venture, filed for bankruptcy and rejected the lease relating to this Property. As a result, the joint venture, in which the Partnership owns a 36% interest, stopped recording rental revenues relating to this Property. The lost revenues resulting from the vacant Property will have an adverse effect on the equity in earnings of joint ventures, if the joint venture is not able to re-lease or sell the Property in a timely manner.

         During 2002, two lessees of the Partnership and its consolidated joint venture, Golden Corral Corporation and IHOP Properties, Inc., each contributed more than ten percent of the Partnership's rental revenues (including rental revenues from the Partnership's consolidated joint venture in which the Partnership was a co-venturer prior to its dissolution, and the Partnership's share of the rental revenues from the Properties owned by unconsolidated joint ventures and the Properties owned with affiliates of the General Partners as tenants-in-common). As of December 31, 2002, Golden Corral Corporation was the lessee under leases relating to five restaurants and IHOP Properties, Inc. was the lessee under leases relating to six restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these two lessees each will continue to contribute more than ten percent of the Partnership's rental revenues in 2003. In addition, two Restaurant Chains, Golden Corral Family Steakhouse Restaurants ("Golden Corral") and IHOP, each accounted for more than ten percent of the Partnership's rental revenues in 2002 (including rental revenues from the Partnership's consolidated joint venture and the Partnership's share of the rental revenues from the Properties owned by unconsolidated joint ventures in which the Partnership is a co-venturer and the Properties owned with affiliates of the General Partners as tenants-in-common). In 2003, it is anticipated that these two Restaurant Chains each will continue to account for more than ten percent of the rental revenues to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

         The Partnership earned $9,649 in interest and other income during the year ended December 31, 2002, as compared to $81,162 during the same period of 2001. Interest and other income were higher during 2001 due to higher average cash balances as a result of net sales proceeds being held in interest bearing accounts until they were reinvested in additional Properties and higher average interest rates during 2001.

         Operating expenses, including depreciation and amortization expense, and provision for write-down of assets were $814,221 during the year ended
December 31, 2002, as compared to $1,337,677 during the same period of 2001. Operating expenses were higher during 2001 because the Partnership recorded provisions for doubtful accounts of approximately $33,100, relating to two Properties leased by PRG. During 2001, the Partnership also recorded a provision for write-down of assets of approximately $565,100 relating to these Properties. During 2002, the Partnership recorded an additional provision for write-down of assets of approximately $32,800 relating to one of the Properties leased by PRG. The provisions represented the difference between each Property's net carrying value and their estimated fair value. During 2002, the Partnership also recorded a provision for write-down of assets of approximately $73,600 relating to the Property in Marietta, Georgia which was destroyed by fire. The provision represented the difference between the Property's net carrying value and its fair value. The Partnership also incurred Property related expenses, such as legal fees, repairs and maintenance, insurance and real estate taxes relating to the vacant Properties. In December 2001 the Partnership sold one of its two PRG Properties and in May 2002 the Partnership assigned the lease relating to the remaining PRG Property to a new tenant. The Partnership did not incur any additional expenses relating to these Properties after the sale of the Property and the assignment of the lease had occurred. The Partnership will continue to incur these expenses relating to the vacant Property in Marietta, Georgia, until the Partnership re-leases or sells the Property.

         Operating expenses were lower during 2002 because of a decrease during 2002 in state tax expense and a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties. The decrease in operating expenses during 2002 was offset by the Partnership electing to reimburse the tenant of the Properties in El Paso and Amarillo, Texas for certain renovation costs.

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

         As a result of the sale of the Property in Chester, Pennsylvania, the Partnership recognized a loss on sale of assets of approximately $12,000 during the year ended December 31, 2001.

         During the year ended December 31, 2002, the Partnership identified and sold one Property, owned by Caro Joint Venture, in which the Partnership owned a 66.14% interest and accounted for under the consolidation method, that met the criteria of this standard and was classified as Discontinued Operations in the accompanying financial statements. During 2002, the joint venture sold its Property and received net sales proceeds of approximately $600,000, resulting in a gain on sale of assets of approximately $216,100 to the joint venture. As a result of the sale of the Property, the joint venture was dissolved in accordance with the joint venture agreement and the Partnership received approximately $441,100 representing its pro-rata share of liquidating distributions from the joint venture and recorded a gain on sale of discontinued operations of approximately $18,200 during the year ended December 31, 2002.The Partnership intends to reinvest these sales proceeds in an additional Property.

Comparison of year ended December 31, 2001 to year ended December 31, 2000

         Total rental revenues were $2,119,666 during the year ended December 31, 2001, as compared to $2,266,920 during the same period of 2000. Rental revenues were lower during 2001 because the Partnership sold several Properties during 2001 and 2000. The decrease in rental revenues was partially offset by an increase caused by the Partnership reinvesting a portion of these net sales proceeds in additional Properties. The Partnership reinvested the remaining proceeds in joint ventures or in Properties with affiliates, as tenants in common. As a result, the Partnership's rental revenues are expected to remain at reduced amounts while equity in earnings of joint ventures is expected to increase.

         During 2000 the Partnership collected and recognized as revenues approximately $53,700 in deferred rental payments for two Properties leased by the same tenant in Chester, Pennsylvania and Orlando, Florida. These amounts were collected in accordance with a 1996 agreement made with the tenant. During 2000, the Partnership also received $175,000 in lease termination income in consideration for the Partnership releasing this tenant from its obligations under the lease relating to the Property in Chester, Pennsylvania. In May 2001, the Partnership sold this Property. In July 2001, the Partnership reinvested these net sales proceeds in a Property in Waldorf, Maryland, as tenants-in-common, with CNL Income Fund IX, Ltd. and CNL Income Fund XVII, Ltd., as described above.

         The Partnership also earned $987,886 attributable to net income earned by unconsolidated joint ventures during the year ended December 31, 2001, as compared to $672,749 during the same period of 2000. Net income earned by joint ventures was higher during 2001 because the Partnership sold the Properties in Dublin, California and Round Rock, Texas, each held as a separate tenancy in common with affiliates of the General Partners. In these sales the tenancies in common recognized approximately $282,000 in gains. The Partnership recorded its pro-rata share of these gains in equity of earnings of joint ventures. The tenancies in common distributed to the Partnership its pro-rata share of the net sales proceeds from these sales as a liquidating distribution and the Partnership reinvested these proceeds in a Property in Houston, Texas, as described above. The Partnership reinvested these proceeds in a Property in Houston, Texas. In January 2002, Houlihan's Restaurant, Inc., which leases the Property owned by Show Low Joint Venture, filed for bankruptcy and rejected the lease relating to this Property. As a result, the increase in net income earned by joint ventures during 2001 was partially offset by the joint venture recording a provision for write-down of assets of approximately $56,400 during 2001. The provision represented the difference between the net carrying value of the Property and its fair value. Net income earned by joint ventures was lower during 2000, as compared to 2001, partially because the lease relating to the Property owned by Melbourne Joint Venture, in which the Partnership owns a 50% interest, was amended to provide for rent reductions starting in February 2000. The joint venture stopped recording rental revenue relating to this Property in June 2000, when the operator of this Property vacated the Property and discontinued operations. In addition, during 2000, the joint venture established a provision for write-down of assets for this Property of approximately $271,000. The provision represented the difference between the Property's net carrying value and its estimated fair value. The joint venture did not recognize any rental income relating to this Property until June 2001, at which time the joint venture re-leased this Property to a new tenant. The lease terms for this Property are substantially the same as the Partnership's other leases.

         The Partnership earned $81,162 in interest and other income during the year ended December 31, 2001, as compared to $55,576 during the same period of 2000. Interest and other income was higher during 2001 due to higher average cash balances as a result of net sales proceeds being held in interest bearing accounts until they were reinvested in additional Properties.

         Operating expenses, including depreciation and amortization expense and provisions for losses on assets, were $1,337,677 during the year ended December 31, 2001, as compared to $993,842 during the same period of 2000. Operating expenses were higher during 2001 because the Partnership recorded a provision for write-down of assets of approximately $565,100 relating to the Properties in Broken Arrow, Oklahoma and Cheyenne, Wyoming. PRG, the tenant, of these Properties, filed for bankruptcy, as described above. In addition, the Partnership recorded a provision for doubtful accounts of approximately $33,100 and incurred Property expenses, such as legal fees, repairs and maintenance and real estate taxes relating to these Properties during 2001.

         Operating expenses were also higher during 2001 due to an increase in the costs incurred for administrative expenses for servicing the Partnership and its Properties and higher state taxes due to changes in tax laws of a state in which the Partnership conducts business.

         During 2000, the Partnership recorded a provision for write-down of assets of approximately $368,400, relating to the Property in Chester, Pennsylvania because the lease was terminated. The provision represented the difference between the Property's net carrying value and its estimated fair value. In May 2001, the Partnership sold this Property, as described above.

         During 2000 the Partnership incurred transaction costs relating to the General Partners retaining financial and legal advisors to assist them in evaluating and negotiating a proposed merger with APF. On March 1, 2000, the merger discussions were terminated.

         As a result of the sales of four Popeye's Properties during 2000 the Partnership recognized gains of approximately $639,800 during the year ended December 31, 2000.

         The restaurant industry has been relatively resilient during this volatile time with steady performance during 2002. However, the industry remains in a state of cautious optimism. Restaurant operators expect their business to be better in 2003, according to a nationwide survey conducted by the National Restaurant Association, but are concerned by the budget deficits being experienced by many states and the potential of new taxes on the industry to alleviate the situation.

         The Partnership's leases as of December 31, 2002, are generally triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Inflation, overall, has had a minimal effect on the results of operations of the Partnership. Continued inflation may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

         In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be considered by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Consolidation of variable interests entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities in the first fiscal year or interim period beginning after June 15, 2003. Management believes adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures or Properties held with affiliates of the General Partners as tenants-in-common, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.


Item 8.  Financial Statements and Supplementary Data

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                                    CONTENTS







                                                                Page

Report of Independent Certified Public Accountants               20

Financial Statements:

     Balance Sheets                                              21

     Statements of Income                                        22

     Statements of Partners' Capital                             23

     Statements of Cash Flows                                 24-25

     Notes to Financial Statements                            26-39

               Report of Independent Certified Public Accountants





To the Partners
CNL Income Fund VI, Ltd.


In our opinion, the accompanying balance sheets and the related statements of income, of partners' capital and of cash flows present fairly, in all material respects, the financial position of CNL Income Fund VI, Ltd. (a Florida limited partnership) at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As  described in Note 1 to the  financial  statements,  on January 1, 2002,  the
Partnership   adopted  Statement  of  Financial   Accounting  Standard  No.  144
"Accounting for the Impairment or Disposal of Long-Lived Assets."




/s/ PricewaterhouseCoopers LLP


Orlando, Florida
January 31, 2003

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS


                                                                                              December 31,
                                                                                   2002                        2001
                                                                             ------------------         --------------------

                            ASSETS

Real estate properties with operating leases, net                                $  14,701,960                $  15,645,815
Net investment in direct financing leases                                            2,308,195                    2,399,329
Real estate held for sale                                                                   --                      393,000
Investment in joint ventures                                                         8,483,605                    8,387,142
Cash and cash equivalents                                                            1,168,450                    1,126,921
Receivables, less allowance for doubtful accounts of $9,774
      and $150,802, respectively                                                       676,352                      124,865
Due from related parties                                                                   109                       15,981
Accrued rental income, less allowance for doubtful accounts
      of $9,697 in 2002 and 2001                                                       550,037                      575,241
Other assets                                                                            30,256                       40,760
                                                                             ------------------         --------------------

                                                                                 $  27,918,964                $  28,709,054
                                                                             ==================         ====================

              LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                                  $     34,851                 $     16,859
Real estate taxes payable                                                               13,010                       13,119
Distributions payable                                                                  787,500                      787,500
Due to related parties                                                                  14,423                       11,507
Rents paid in advance and deposits                                                      41,327                       37,389
                                                                             ------------------         --------------------
        Total liabilities                                                              891,111                      866,374

Minority interest                                                                           --                      137,143

Partners' capital                                                                   27,027,853                   27,705,537
                                                                             ------------------         --------------------

                                                                                 $  27,918,964                $  28,709,054
                                                                             ==================         ====================

                 See accompanying notes to financial statements.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME


                                                                               Year Ended December 31,
                                                                      2002                2001               2000
                                                                ------------------   ---------------    ---------------
Revenues:
     Rental income from operating leases                            $  1,977,189       $ 1,915,760        $  1,847,409
     Earned income from direct financing leases                          289,483           203,906             419,511
     Contingent rental income                                            131,860           149,069             147,517
     Lease termination income                                                 --                --             175,000
     Interest and other income                                             9,649            81,162              55,576
                                                                                                        ---------------
                                                                ------------------   ---------------
                                                                       2,408,181         2,349,897           2,645,013
                                                                ------------------   ---------------    ---------------
Expenses:
     General operating and administrative                                250,024           282,197             180,698
     Property expenses                                                    61,518            54,671              35,181
     Provision for doubtful accounts                                          --            33,147                  --
     State and other taxes                                                28,513            42,557              18,720
     Depreciation and amortization                                       367,729           360,044             356,526
     Provision for write-down of assets                                  106,437           565,061             368,430
     Transaction costs                                                        --                --              34,287
                                                                ------------------   ---------------    ---------------
                                                                         814,221         1,337,677             993,842
                                                                ------------------   ---------------    ---------------
Income Before Gain (Loss) on Sale of Assets, Minority
     Interest in Income of Consolidated Joint Venture and
     Equity in Earnings of Unconsolidated Joint Ventures               1,593,960         1,012,220           1,651,171

Gain (Loss) on Sale of Assets                                                 --           (11,897   )         639,806

Minority Interest in Income of Consolidated Joint Venture                (95,316   )       (23,001   )         (27,169  )

Equity in Earnings of Unconsolidated Joint Ventures                      673,970           987,886             672,749
                                                                ---------------      ------------------  ---------------

Income from Continuing Operations                                      2,172,614         1,965,208           2,936,557
                                                                ------------------   ---------------    ---------------

Discontinued Operations (Note 5):
     Income from discontinued operations                                  65,405            67,929              80,239
     Gain on disposal of discontinued operations                         234,297                --                  --
                                                                ------------------   ---------------    ---------------
                                                                         299,702            67,929              80,239
                                                                ------------------   ---------------    ---------------

Net Income                                                          $  2,472,316         2,033,137        $  3,016,796
                                                                ================    ===============     ==============
Income Per Limited Partner Unit
     Continuing Operations                                           $     31.04         $   28.07          $    41.95
     Discontinued Operations                                                4.28              0.97                1.15
                                                                ------------------   ---------------    ---------------

     Total                                                           $     35.32         $   29.04          $    43.10
                                                                ==================   ===============    ===============

Weighted Average Number of Limited Partner Units
     Outstanding                                                          70,000            70,000              70,000
                                                                ==================   ===============    ===============

                 See accompanying notes to financial statements.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 2001, 2000 and 1999


                                     General Partners                              Limited Partners
                           ------------------------------------  ---------------------------------------------------
                                                    Accumulated                                       Accumulated
                              Contributions         Earnings    Contributions    Distributions         Earnings
                           --------------------   ------------  -------------   ----------------   -----------------
Balance, December 31, 1999      $     1,000       $  290,598   $  35,000,000    $   (31,954,226 )  $   29,633,232

    Distributions to limited
       partners ($45.00 per
       limited partner unit)             --             --               --         (3,150,000 )                --
    Net income                           --             --               --                 --           3,016,796
                              --------------   ------------   --------------   ----------------   -----------------

Balance, December 31, 2000            1,000        290,598       35,000,000        (35,104,226 )        32,650,028

    Distributions to limited
       partners ($45.00 per
       limited partner unit)             --             --               --         (3,150,000 )                --
    Net income                           --             --               --                 --           2,033,137
                              --------------   ------------   --------------   ----------------   -----------------

Balance, December 31, 2001                                       35,000,000        (38,254,226 )        34,683,165
                                      1,000        290,598

    Distributions to limited
       partners ($45.00 per
       limited partner unit)             --             --               --         (3,150,000 )                --
    Net income                           --             --               --                 --           2,472,316
                              --------------   ------------   --------------   ----------------   -----------------

Balance, December 31, 2002      $     1,000    $   290,598    $  35,000,000      $ (41,404,226 )     $  37,155,481
                              ==============   ============   ==============   ================   =================




                                                                                               Syndication
                                                                                                  Costs            Total
                                                                                              --------------   --------------

                                                                                              $ (4,015,000 )    $28,955,604

                                                                                                        --       (3,150,000 )
                                                                                                        --        3,016,796
                                                                                             --------------   --------------
                                                                                                (4,015,000 )     28,822,400
                                                                                                        --       (3,150,000 )
                                                                                             --------------   --------------
                                                                                                (4,015,000 )     27,705,537
                                                                                                        --       (3,150,000 )
                                                                                                        --        2,472,316
                                                                                             --------------   --------------
                                                                                              $ (4,015,000 )    $27,027,853
                                                                                             ==============   ==============

                 See accompanying notes to financial statements.

                            CNL INCOME FUND VI, LTD.
                        (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                                                Year Ended December 31,
                                                                    2002                2001                  2000
                                                               ---------------     ---------------       ---------------

Increase (Decrease) in Cash and Cash Equivalents
    Cash Flows from Operating Activities:
    Net Income                                                   $  2,472,316        $  2,033,137          $  3,016,796
                                                             -----------------   -----------------    ------------------
    Adjustments to reconcile net income to net cash
       provided by operating activities:
           Depreciation                                               375,418             370,848               367,328
           Amortization of investment in direct financing
                leases                                                 58,275              71,787                68,794
           Amortization                                                 1,650               1,648                 1,650
           Minority interest in income of consolidated
                joint venture                                          95,316              23,001                27,169
           Equity in earnings of unconsolidated joint
                ventures, net of distributions                        152,860            (168,113)              209,194
           Loss (gain) on sale of assets                             (216,094)             11,897              (639,806)
           Provision for write-down of assets                         106,437             565,061               368,430
           Provision for doubtful accounts                                 --              33,147                    --
           Decrease (increase) in receivables                          26,288             (12,951)              (10,584)
           Decrease (increase) in due from related party               14,317              (2,388)                5,518
           Increase in accrued rental income                          (48,618)            (56,778)              (97,498)
           Decrease (increase) in other assets                          8,854              21,552               (27,163)
           Increase (decrease) in accounts payable and
                real estate taxes payable                              17,883             (22,863)              (89,824)
           Increase (decrease) in due to related parties                2,916               6,111               (59,824)
           Increase (decrease) rents paid in advance and
                deposits                                                3,776              25,270                (3,881)
                                                             -----------------   -----------------    ------------------
                    Total adjustments                                 599,278             867,229               119,503
                                                             -----------------   -----------------    ------------------

Net Cash Provided by Operating Activities                           3,071,594           2,900,366             3,136,299
                                                             -----------------   -----------------    ------------------

Cash Flows from Investing Activities:
    Proceeds from sale of assets                                      441,126             373,800             2,071,847
    Additions to real estate properties with operating                     --          (3,063,219)                   --
        leases
    Investment in joint ventures                                     (247,437)         (1,368,300)           (1,112,500)
    Liquidating distribution from joint ventures                           --           2,430,032                    --
    Redemption of (investment in) certificate of deposit                   --             100,000              (100,000)
    Decrease (increase) in restricted cash                                 --           2,061,560            (2,061,560)
                                                             -----------------   -----------------    ------------------
        Net cash provided by (used in) investing activities           193,689             533,873            (1,202,213)
                                                             -----------------   -----------------    ------------------

Cash Flows from Financing Activities:
    Proceeds from loan from corporate General Partner                      --              75,000                    --
    Repayment of loan from corporate General Partner                       --             (75,000)                   --
    Distributions to limited partners                              (3,150,000)         (3,150,000)           (3,150,000)
    Distributions to holder of minority interest                      (73,754)            (26,191)              (40,706)
                                                             -----------------   -----------------    ------------------
        Net cash used in financing activities                      (3,223,754)         (3,176,191)           (3,190,706)
                                                             -----------------   -----------------    ------------------

Net Increase (Decrease) in Cash and Cash Equivalents                   41,529             258,048            (1,256,620)

Cash and Cash Equivalents at Beginning of Year                      1,126,921             868,873             2,125,493
                                                             -----------------   -----------------    ------------------
Cash and Cash Equivalents at End of Year                         $  1,168,450        $  1,126,921           $   868,873
                                                             =================   =================    ==================


                 See accompanying notes to financial statements.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED


                                                                                   Year Ended December 31,
                                                                            2002               2001               1999
                                                                       ---------------    ---------------    ---------------

Supplemental Schedule of Non-Cash Investing and Financing
    Activities:

       Insurance proceeds receivable                                      $   577,775           $     --           $     --
                                                                       ===============    ===============    ===============

       Distributions declared and unpaid at December 31                   $   787,500        $   787,500        $   787,500
                                                                       ===============    ===============    ===============


                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2002, 2001, and 2000


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

         Real Estate and Lease Accounting - The Partnership records real estate property acquisitions at cost, including acquisition and closing costs. Real estate properties are leased to third parties generally on a triple-net basis, whereby the tenant is responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. During the years ended December 31, 2002, 2001, and 2000, tenants paid directly to real estate taxing authorities approximately $315,800, $295,600, and $247,700, respectively, in real estate taxes in accordance with the terms of their triple net leases with the Partnership.

         The leases of the Partnership provide for base minimum annual rental payments payable in monthly installments. In addition, certain leases provide for contingent rental revenues based on the tenants' gross sales in excess of a specified threshold. The Partnership defers recognition of the contingent rental revenues until the defined thresholds are met. The leases are accounted for using either the direct financing or the operating methods. Such methods are described below:

         Direct financing method - Leases accounted for using the direct financing method are recorded at their net investment (which at the inception of the lease generally represents the cost of the asset). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodic rate of return on the Partnership's net investment in the leases. For the leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while the land portions of some of these leases are operating leases.

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

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


1.       Significant Accounting Policies - Continued:

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

         When the collection of amounts recorded as rental or other income is considered to be doubtful, a provision is made to increase the allowance for doubtful accounts. If amounts are subsequently determined to be uncollectible, the corresponding receivable and allowance for doubtful accounts are decreased accordingly.

         Investment in Joint Ventures - Prior to the liquidation of Caro Joint Venture, a Florida limited partnership, in November 2002, the Partnership accounted for its 66% interest in the joint venture using the consolidation method. Minority interest represented the minority joint venture partners' proportionate share of equity in the Partnership's consolidated joint venture. All significant intercompany accounts and transactions have been eliminated. The Partnership's investments in Auburn Joint Venture, Show Low Joint Venture, Asheville Joint Venture, Warren Joint Venture, and Melbourne Joint Venture and properties in Clinton, North Carolina; Vancouver, Washington; Overland Park, Kansas; Memphis, Tennessee; Fort Myers, Florida; Baytown, Texas; Waldorf, Maryland; Niles, Illinois; Universal City, Texas; and Schertz, Texas, each of which is held as tenants-in-common with affiliates of the general partners, are accounted for using the equity method since the joint venture agreement requires the consent of all partners on all key decisions affecting the operations of the underlying property.

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

         Lease Costs - Other assets include brokerage fees and lease incentive costs incurred in finding new tenants and negotiating leases and are amortized over the terms of the new leases using the straight-line method.

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

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


1.       Significant Accounting Policies - Continued:

         Additionally, for tax purposes, syndication costs are included in Partnership equity and in the basis of each partner's investment. For financial reporting purposes, syndication costs represent a reduction of Partnership equity and a reduction in the basis of each partner's investment.

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

         Reclassification - Certain items in the prior years' financial statements have been reclassified to conform to 2002 presentation, including a change in presentation of the statement of cash flows from the direct to the indirect method. These reclassifications had no effect on total partners' capital, net income or cash flows.

         Statement  of  Financial  Accounting  Standards  No. 144 ("FAS  144") -
         Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The statement also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported as a discontinued operation if the disposal activity was initiated subsequent to the adoption of the Standard.

         FASB  Interpretation  No. 46 ("FIN 46") - In January 2003,  FASB issued
         FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be considered by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Consolidation of variable interests entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities in the first fiscal year or interim period beginning after June 15, 2003. Management believes adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures or properties held with affiliates of the general partners as tenants-in-common, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


2.       Real Estate Properties With Operating Leases:

         Real estate properties with operating leases consisted of the following at December 31:

                                                                      2002                 2001
                                                               -------------------   ------------------

                  Land                                              $   7,984,328        $   7,984,328
                  Buildings                                            10,330,088           11,042,851

                                                               -------------------   ------------------
                                                                       18,314,416           19,027,179
                  Less accumulated depreciation                        (3,612,456 )         (3,381,364 )
                                                               -------------------   ------------------
                                                                    $  14,701,960        $  15,645,815
                                                               ===================   ==================

         In February 2001, the Partnership reinvested the net sales proceeds from the 2000 sale of several properties in two additional properties one in Burley, Idaho and one in Cleburne, Texas. The Partnership acquired these properties from CNL Funding 2001-A, LP, an affiliate of the general partners.

         In May 2001, the Partnership sold its property in Chester, Pennsylvania to a third party and received net sales proceeds of approximately $83,000. The Partnership had recorded provisions for write-down of assets in prior years. During 2001, the Partnership recorded an additional loss of $14,008 upon the sale of the property.

         In December 2001, the Partnership reinvested the net sales proceeds from the sale of the property in Round Rock, Texas, which the Partnership held as tenants-in-common with CNL Income Fund XI, Ltd., in a property in Houston, Texas. The Partnership acquired this property from CNL Funding 2001-A, LP, an affiliate of the general partners.

         In October 2002, the property in Marietta, Georgia was destroyed by fire and the tenant terminated its lease relating to this property. As a result, the Partnership recorded a provision for write-down of assets of approximately $73,600. The property is covered by insurance held by the tenant. The expected insurance proceeds of approximately $577,800 were included in receivables. In November 2002, Caro Joint Venture, the Partnership's consolidated joint venture, sold its property to a third party.

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 2002:

                     2003                     $  1,863,615
                     2004                        1,855,970
                     2005                        1,189,617
                     2006                        1,072,455
                     2007                        1,072,455
                     Thereafter                  7,466,877
                                           ----------------

                                              $ 14,520,989
                                           ================

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


3.       Net Investment in Direct Financing Leases:

         The following lists the components of the net investment in direct financing leases at December 31:

                                                                          2002                 2001
                                                                     ----------------    -----------------

                Minimum lease payments receivable                       $  3,922,057         $  4,302,673
                Estimated residual values                                    920,662              920,662
                Less unearned income                                      (2,534,524 )         (2,824,006 )
                                                                     -----------------   ----------------
                Net investment in direct financing leases               $  2,308,195         $  2,399,329
                                                                     ================    =================

         The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 2002:

                      2003              $   347,756
                      2004                  347,756
                      2005                  350,645
                      2006                  365,875
                      2007                  365,875
                      Thereafter          2,144,150
                                     ---------------
                                     ---------------

                                       $  3,922,057
                                     ===============

         During 2001, the Partnership recorded provisions for write-down of assets of approximately $565,100 relating to its properties in Broken Arrow, Oklahoma and Cheyenne, Wyoming. In December 2001, the Partnership sold the property in Cheyenne, Wyoming for which the real estate property was classified as a direct financing lease. In connection with the sale, the gross investment (minimum lease payments receivable and the estimated residual value) and unearned income relating to the assets classified as a direct financing lease, were removed from the accounts. The Partnership sold this property to a third party and received net sales proceeds of approximately $290,800, resulting in a gain of approximately $2,100. In January 2003, the Partnership entered into a contract with a third party to sell the property in Broken Arrow, Oklahoma. The Partnership recorded an additional provision for write-down of assets relating to this property of approximately $32,900 as of December 31, 2002. The provisions represented the difference between the properties' net carrying value and its estimated fair value.

4.       Investment in Joint Ventures:

         The  Partnership  has a 3.9%,  a 36%,  a 14.46%,  a 64.29%,  and a 50%,
         interest in the profits and losses of Auburn Joint Venture, Show Low Joint Venture, Asheville Joint Venture, Warren Joint Venture, and Melbourne Joint Venture. In addition, the Partnership has a 23.04%, an 18%, a 34.74%, a 46.2%, an 85%, an 80%, and a 74% interest in a property in Vancouver, Washington; a property in Clinton, North Carolina; a property in Overland Park, Kansas; a property in Memphis, Tennessee; a property in Fort Myers, Florida; a property in Baytown, Texas; and a property in Niles, Illinois, each held as tenants-in-common, respectively. The remaining interests in these joint ventures and the properties held as tenants in common are held by affiliates of the Partnership which have the same general partners.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


4.       Investment in Joint Ventures - Continued:

         In June 2001, the Partnership and CNL Income Fund IX, Ltd. sold the property in Dublin, California and received net sales proceeds of approximately $1,699,600, resulting in a gain, to the tenancy-in-common, of approximately $158,100. The Partnership received approximately $1,273,800 as a liquidating distribution for its pro-rata share of the net sales proceeds. In July 2001, the Partnership reinvested these net sales proceeds in a property in Waldorf, Maryland, as tenants-in-common with CNL Income Fund IX, Ltd. and CNL Income Fund XVII, Ltd., each of which is an affiliate of the general partners. As of December 31, 2002, the Partnership had contributed approximately $1,368,300 for a 60% interest in the property. In October 2001, the Partnership and CNL Income Fund XI, Ltd. sold the property in Round Rock, Texas and received net sales proceeds of approximately $1,510,700, resulting in a gain, to the tenancy-in-common, of approximately $123,900. The Partnership received approximately $1,156,300 as a liquidating distribution for its pro-rata share of the net sales proceeds. In December 2001, the Partnership reinvested the majority of these proceeds in a property in Houston, Texas.

         During 2000, the lease associated with the property owned by Melbourne Joint Venture had been amended to provide for rent reductions due to financial difficulties the tenant was experiencing and the joint venture recorded a provision for write-down of assets of approximately $271,000. The provision represented the difference between the property's net carrying value at December 31, 2000 and its estimated fair value. In June 2001, the Partnership re-leased this property to a new tenant.

         In January 2002, Houlihan's Restaurant, Inc., which leased the property owned by Show Low Joint Venture, filed for bankruptcy and rejected the lease relating to this property. As a result, at December 31, 2001, the joint venture reclassified the building portion of the property from net investment in direct financing lease to real estate property with an operating lease. No loss on termination of direct financing leases was recorded. In addition, during the year ended December 31, 2001, the Partnership recorded a provision for write-down of assets of approximately $56,400. The provision represented the difference between the net carrying value of the property and its estimated fair value. Based on a pending contract to sell the property, the joint venture recorded an additional provision for write-down of assets of approximately $172,200 during the year ended December 31, 2002. The contract for the sale of the property was subsequently terminated and the Partnership is currently seeking a new tenant.

         In June 2002, the Partnership and CNL Income Fund XI, Ltd., an affiliate of the general partners, invested in two properties, one in Universal City, Texas and one in Schertz, Texas, each as a separate tenancy in common arrangement. The Partnership and CNL Income Fund XI, Ltd. acquired these properties from CNL Funding 2001-A, LP, an affiliate of the general partners. The Partnership and CNL Income Fund XI, Ltd. entered into agreements whereby each co-tenant will share in the profits and losses of each property in proportion to its applicable percentage interest. As of December 31, 2002, the Partnership contributed approximately $148,500 and $98,900 for a 14.2% and 9.5% interest, respectively, in these properties.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


4.       Investment in Joint Ventures - Continued:

         Auburn Joint Venture, Show Low Joint Venture, Asheville Joint Venture, Melbourne Joint Venture, Warren Joint Venture, and the Partnership and affiliates as tenants-in-common in ten separate tenancy-in-common arrangements, each own and lease one property to an operator of national fast-food and family-style restaurants. The following presents the combined, condensed financial information for the joint ventures and the properties held as tenants-in-common with affiliates at:


                                                             December 31,             December 31,
                                                               2002                       2001
                                                        --------------------      ------------------
         Real estate properties with operating
             leases, net                                     $   15,447,473           $  13,817,152
         Net investment in direct financing leases                2,719,398               2,750,031
         Cash                                                        34,613                  86,895
         Receivables, less allowance for doubtful
             accounts                                                30,855                  31,451
         Accrued rental income                                      635,573                 497,023
         Other assets                                                   444                   3,412
         Liabilities                                                  3,519                   1,057
         Partners' capital                                       18,864,837              17,184,907


                                                                          Year Ended December 31,
                                                               2002                 2001                2000
                                                        --------------------  ------------------  ------------------

         Revenues                                            $    1,904,597       $   1,925,303       $   1,913,667
         Expenses                                                  (326,506 )          (346,507 )          (321,656 )
         Provision for write-down of assets                        (172,165 )           (56,398 )          (271,043 )
         Gain on sale of assets                                          --             282,012                  --
                                                        --------------------  ------------------  ------------------
         Net Income                                          $    1,405,926       $   1,804,410          $1,320,968
                                                        ====================  ==================  ==================

         The Partnership recognized income of $673,970, $987,886, and $672,749 during the years ended December 31, 2002, 2001 and 2000, respectively, from these joint ventures and tenancy in common arrangements.

5.       Discontinued Operations:

         During  2002,  Caro Joint  Venture,  in which the  Partnership  owned a
         66.14% interest and accounted for under the consolidation method, entered into an agreement with a third party to sell its property in Caro, Michigan. During 2002, the joint venture sold this property and received net sales proceeds of approximately $600,000, resulting in a gain on sale of assets of approximately $216,100 to the joint venture. As a result of the sale of the property, the joint venture was dissolved in accordance with the joint venture agreement and the Partnership received approximately $441,100 representing its pro-rata share of liquidating distributions from the joint venture and recorded a gain on sale of discontinued operations of approximately $18,200 during the year ended December 31, 2002. The financial results relating to this property are reflected as Discontinued Operations in the accompanying financial statements.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


5.       Discontinued Operations - Continued:

         The operating results of the discontinued operations for the above properties are as follows:

                                                               Year Ended December 31,
                                                    2002                2001                 2000
                                              -----------------    ----------------    ------------------
          Rental revenues                          $    79,582          $   90,264               95,914
          Expenses                                     (14,177 )           (22,335 )             (15,675 )
          Gain on disposal of assets                   234,297                  --                    --
                                              -----------------    ----------------    ------------------
          Income from discontinued
                Operations                         $   299,702          $   67,929           $    80,239
                                              =================    ================    ==================

6.       Receivables:

         During 1997, the Partnership terminated the lease with the tenant of the property in Greensburg, Indiana. In connection therewith, the Partnership accepted a promissory note from the former tenant for $13,077 for past due amounts. The promissory note, which was uncollateralized, bore interest at a rate of ten percent per annum and was being collected in 36 monthly installments. These amounts were fully collected by December 31, 2001.

7.       Allocations and Distributions:

         From inception through December 31, 1999, generally, all net income and net losses of the Partnership, excluding gains and losses from the sale of properties, were allocated 99% to the limited partners and one percent to the general partners. From inception through December 31, 1999 distributions of net cash flow were made 99% to the limited partners and one percent to the general partners. However, the one percent of net cash flow to be distributed to the general partners was subordinated to receipt by the limited partners of an aggregate, ten percent, cumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return").

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

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


7.       Allocations and Distributions - Continued:

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

         Effective January 1, 2000, the general partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the general partners' capital account as of December 31, 1999. Accordingly, for years commencing January 1, 2000 and after, the Partnership's net income will be allocated entirely among the limited partners. However, if losses are allocated to the general partners in a year, an amount of income equal to the sum of such losses may be allocated to the general partner in succeeding years. Accordingly, the general partners were not allocated any net income during the years ended December 31, 2002, 2001 or 2000.

         During each of the years ended December 31, 2002, 2001, and 2000, the Partnership declared distributions to the limited partners of $3,150,000. No distributions have been made to the general partners to date.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


8.       Income Taxes:

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                             2002            2001             2000
                                                                        --------------- ---------------- ---------------

          Net income for financial reporting purposes                      $ 2,472,316      $ 2,033,137     $ 3,016,796

          Effect of timing differences relating to depreciation                 (9,349)         (31,672)        (57,187)

          Provision for write-down of assets                                   106,437          565,061         368,430

          Direct financing leases recorded as operating leases for
               tax reporting purposes                                           58,274           71,806          68,794

          Effect of timing differences relating to gains/losses on
               real estate property sales                                     (261,029)        (216,733)       (639,806)

          Effect of timing differences relating to equity in earning
               of unconsolidated joint ventures                                 13,662         (264,234)          4,976

          Effect of timing differences relating to allowance for
               doubtful accounts                                              (141,028)         (43,067)        (46,628)

          Accrued rental income                                                (48,618)         (56,778)        (97,498)

          Rents paid in advance                                                  4,438           25,270          (4,381)

          Deduction of transaction costs for tax reporting purposes                 --               --        (194,444)

          Effect of timing differences relating to minority interest
               of consolidated joint venture                                   217,376             (267)          3,761
                                                                        --------------- ---------------- ---------------
          Net income for federal income tax purposes                       $ 2,412,479      $ 2,082,523     $ 2,422,813
                                                                        =============== ================ ===============

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


9.       Related Party Transactions:

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Holdings, Inc. The other individual general partner, Robert A. Bourne, serves as President and Treasurer of CNL Financial Group, Inc., a wholly owned subsidiary of CNL Holdings, Inc. CNL APF Partners, LP, a wholly owned subsidiary of CNL American Properties Fund, Inc. ("APF") served as the Partnership's advisor until January 1, 2002, when it assigned its rights and obligations under a management agreement to RAI Restaurants, Inc. (formerly known as CNL Restaurants XVIII, Inc.). RAI Restaurants, Inc. ("the Advisor") is a wholly owned subsidiary of APF. The individual general partners are stockholders and directors of APF.

         The Advisor provides services pursuant to a management agreement with the Partnership. In connection therewith, the Partnership agreed to pay the Advisor a management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures and the property held as tenants-in-common with an affiliate, but not in excess of competitive fees for comparable services. These fees are payable only after the limited partners receive their 10% Preferred Return. Due to the fact that these fees are noncumulative, if the limited partners have not received their 10% Preferred Return in any particular year, no management fees will be due or payable for such year. As a result of such threshold, no management fees were incurred during the years ended December 31, 2002 and 2001.

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

         During 2001, the Partnership acquired three properties, one in Burley, Idaho, one in Cleburne, Texas, and one in Houston, Texas, from CNL Funding 2001-A, LP. In June 2002, the Partnership and CNL Income Fund XI, Ltd. acquired one property in Universal City, Texas and one in Schertz, Texas, each as a separate tenancy-in-common arrangement. The Partnership and CNL Income Fund XI, Ltd. acquired these properties from CNL Funding 2001-A, LP. CNL Funding 2001-A, LP is an affiliate of the general partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the properties in order to facilitate the acquisition of the properties by the Partnership. The purchase price paid by the Partnership represented the costs incurred by CNL Funding 2001-A, LP to acquire and carry the properties.

         During  the  years  ended  December  31,  2002,  2001,  and  2000,  the
         Partnership's Advisor and its affiliates provided accounting and administrative services. The Partnership incurred $177,297, $198,307 and $97,772 for the years ended December 31, 2002, 2001, and 2000, respectively, for such services.

         The due to related parties at December 31, 2002 and 2001, totaled $14,423 and $11,507, respectively.

            CNL INCOME FUND VI, LTD. (A Florida Limited Partnership)

                  Years Ended December 31, 2002, 2001, and 2000


10.      Concentration of Credit Risk:

         The following schedule presents rental revenues from individual lessees, each representing more than ten percent of the Partnership's rental revenues (including the Partnership's share of rental revenues from joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for each of the years ended December 31:

                                                                2002               2001                2000
                                                             --------------    ----------------    ---------------
             Golden Corral Corporation                           $ 787,090          $  779,116         $  771,099
             IHOP Properties, Inc.                                 621,599             772,413            864,889


         In addition, the following schedule presents rental revenues from individual restaurant chains, each representing more than ten percent of the Partnership's rental revenues (including the Partnership's share of rental revenues from joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for each of the years ended December 31:

                                                                 2002               2001                2000
                                                           ----------------    ----------------   -----------------
              Golden Corral Family Steakhouse Restaurants        $ 787,090            $779,116           $ 771,099
              IHOP                                                 621,599             772,413             864,889

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


                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


11.      Selected Quarterly Financial Data:

         The following table presents selected unaudited quarterly financial data for each full quarter during the years ended December 31, 2002 and 2001.

                  2002 Quarter             First         Second         Third          Fourth             Year
         ------------------------------- ----------   -------------  ------------  ---------------   ---------------
         Continuing Operations (1):
              Revenues                    $593,748       $ 569,324     $ 601,134       $  643,975       $ 2,408,181
              Equity in earnings of
                unconsolidated joint
                ventures                   169,719         170,708       198,605          134,938           673,970
              Income from
                continuing
                operations                 555,671         561,148       615,514          440,281         2,172,614
         Discontinued operations (1):
              Revenues                      22,970          22,970        22,970           10,672            79,582
              Income from
                discontinued
                operations                  18,644          19,392        16,744          244,922           299,702

         Net Income                        574,315         580,540       632,258          685,203         2,472,316

         Net Income per limited
           partner unit:

           Continuing operations           $  7.93        $   8.01      $   8.79        $    6.31         $   31.04
           Discontinued operations            0.27            0.28          0.24             3.49              4.28
                                         ----------   -------------  ------------  ---------------   ---------------
                Total                      $  8.20        $   8.29      $   9.03        $    9.80         $   35.32
                                         ==========   =============  ============  ===============   ===============

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


11.      Selected Quarterly Financial Data - Continued:

                  2001 Quarter             First         Second         Third          Fourth             Year
         ------------------------------- ----------   -------------  ------------  ---------------   ---------------
         Continuing Operations (1):
              Revenues                    $601,991       $ 542,644     $ 535,626       $  669,636       $ 2,349,897
              Equity in earnings of
                unconsolidated joint
                ventures                   186,256         329,036       222,171          250,423           987,886
              Income from
                continuing
                operations                 503,632         362,623       315,305          783,648         1,965,208
         Discontinued operations (1):
              Revenues                      23,293          22,256        23,638           21,077            90,264
              Income from
                discontinued
                operations                  19,707          16,895        18,486           12,841            67,929

         Net Income                        523,339         379,518       333,791          796,489         2,033,137

         Net Income per Limited
           Partner unit:

           Continuing operations           $  7.20        $   5.18      $   4.51        $   11.18         $   28.07
           Discontinued operations            0.28            0.24          0.26             0.19              0.97
                                         ----------   -------------  ------------  ---------------   ---------------
                Total                      $  7.48        $   5.42      $   4.77        $   11.37         $   29.04
                                         ==========   =============  ============  ===============   ===============

         (1)  Certain  items in  selected  quarterly  financial  data  have been
              reclassified   to   conform  to  the  2002   presentation.   These
              reclassifications  had no effect on total net income.  The results of operations  relating to properties that were either disposed of or were  classified  as held for sale as of December  31, 2002 are reported as discontinued operations for all periods presented. The results of operations  relating to properties that were identified for  sale as of  December  31,  2001  but  sold  subsequently  are reported as continuing operations.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


                                    PART III


Item 10. Directors and Executive Officers of the Registrant

         The General Partners of the Registrant are James M. Seneff, Jr., Robert
A. Bourne and CNL Realty Corporation, a Florida corporation. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The Partnership has available to it the services, personnel and experience of CNL American Properties Fund, Inc. ("APF"), CNL Fund Advisors, Inc., CNL Financial Group, Inc. and their affiliates, all of which are affiliates of the General Partners.

         James M. Seneff, Jr., age 56. Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or co-venturer in over 100 real estate ventures. These ventures have involved the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Seneff has served as Director and Chairman of the Board of APF, a public, unlisted real estate investment trust, since 1994. Mr. Seneff served as Chief Executive Officer of APF from 1994 through August 1999, and has served as co-Chief Executive Officer of APF since December 2000. Mr. Seneff served as Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc., formerly the Partnership's advisor, until it merged with a wholly-owned subsidiary of APF in September 1999, and in June 2000, was re-elected to those positions of CNL Fund Advisors, Inc. Mr. Seneff is a principal stockholder of CNL Holdings, Inc., the parent company of CNL Financial Group, Inc. (formerly CNL Group, Inc.), a diversified real estate company, and has served as a Director, Chairman of the Board and Chief Executive Officer of CNL Financial Group, Inc. since its formation in 1980. CNL Financial Group, Inc. is the parent company, either directly or indirectly through subsidiaries, of CNL Real Estate Services, Inc., CNL Capital Markets, Inc., CNL Investment Company and CNL Securities Corp., all of which are engaged in the business of real estate finance. Mr. Seneff also serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as well as, CNL Hospitality Corp., its advisor. In addition, he serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust and its advisor, CNL Retirement Corp. Since 1992, Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of Commercial Net Lease Realty, Inc., a public real estate investment trust that is listed on the New York Stock Exchange. Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of CNL Securities Corp. since 1979; CNL Investment Company since 1990; and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans, since 1990. Mr. Seneff formerly served as a Director of First Union National Bank of Florida, N.A., and currently serves as the Chairman of the Board of CNL Bank, an independent, state-chartered commercial bank. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more than $60 billion of retirement funds. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 55. Mr. Bourne has participated as a general partner or co-venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Bourne is a Director of APF. Mr. Bourne served as President of APF from 1994 through February 1999. He also served as Treasurer from February 1999 through August 1999 and from May 1994 through December 1994. He also served in various executive positions with CNL Fund Advisors, Inc. prior to its merger with a wholly-owned subsidiary of APF including, President from 1994 through September 1997, and Director from 1994 through August 1999. Mr. Bourne serves as President and Treasurer of CNL Financial Group, Inc.; Director, Vice Chairman of the Board, and Treasurer , and from 1997 until June 2002 served as President, of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust; as well as, Director, Vice Chairman of the Board, and Treasurer, and from 1997 until June 2002 served as President, of CNL Hospitality Corp., its advisor. In addition, Mr. Bourne serves as Director, Vice Chairman of the Board, and Treasurer, and from 1997 until June 2002 served as President, of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust; as well as, a Director, Vice Chairman of the Board, and Treasurer, and from 1997 until June 2002 served as President, of its advisor, CNL Retirement Corp. Mr. Bourne also serves as a Director of CNL Bank. He has served as a Director since 1992, Vice Chairman of the Board since February 1996, Secretary and Treasurer from February 1996 through 1997, and President from July 1992 through February 1996, of Commercial Net Lease Realty, Inc., a public real estate investment trust listed on the New York Stock Exchange. Mr. Bourne also serves as Director, President and Treasurer for various affiliates of CNL Financial Group, Inc. including, CNL Investment Company, CNL Securities Corp. and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans. Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants, from 1971 through 1978, where he attained the position of Tax Manager in 1975. Mr. Bourne graduated from Florida State University in 1970 where he received a B.A. in Accounting, with honors.

         Curtis B. McWilliams, age 47. Mr. McWilliams has served as Co-Chief Executive Officer of APF since December 2000 and previously served as Chief Executive Officer from September 1999 through December 2000. Prior to the acquisition of CNL Fund Advisors, Inc., Mr. McWilliams served as President of APF from February 1999 until September 1999. From February 1998 to February 1999, he served as Executive Vice President of APF. Mr. McWilliams joined CNL Financial Group, Inc. in April 1997 and served as an Executive Vice President from October 1997 until September 1999. In addition, Mr. McWilliams served as President of CNL Fund Advisors, Inc. and CNL Financial Services, Inc., a corporation engaged in the business of real estate financing, from April 1997 until the acquisition of such entities by wholly-owned subsidiaries of APF in September 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co. The majority of his career at Merrill Lynch & Co. was in the Investment Banking division where he served as a Managing Director. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Master of Business Administration degree with a concentration in finance from the University of Chicago in 1983.

         Steven D. Shackelford, age 39. Mr. Shackelford was promoted to Executive Vice President of APF in June 2000. He served as Senior Vice President from September 1999 until his promotion in June 2000. Mr. Shackelford has served as Chief Financial Officer since January 1997 and has served as Secretary and Treasurer of APF since September 1999. He also served as Chief Financial Officer of CNL Fund Advisors, Inc. from September 1996 to September 1999. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse LLP where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he was a manager in the Paris, France office of Price Waterhouse, serving several multi-national clients. Mr. Shackelford was an audit staff and senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a Bachelor of Arts degree in Accounting, with honors, and a Master of Business Administration degree from Florida State University and is a certified public accountant.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act requires the General Partners, the officers of the corporate General Partner, and persons who own more than ten percent of a registered class of the Partnership's equity securities
(collectively, the "Reporting Persons"), to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. Reporting Persons are required by SEC regulation to furnish the Partnership with copies of all Forms 3, 4 and 5 that they file.

         Based solely on the General Partners' review of the copies of such forms the Partnership has received and written representations from certain
Reporting Persons that they were not required to file Forms 5 for the last fiscal year, the General Partners believe that all Reporting Persons complied with all filing requirements applicable to them with respect to transactions during fiscal 2002.

Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of March 10, 2003, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of March 10, 2003, the beneficial ownership interests of the General Partners in the Registrant.

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

         The Partnership does not have any equity compensation plans.

Item 13.  Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 2002, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
          and Recipient                        Method of Computation                  Ended December 31, 2002
----------------------------------     --------------------------------------      ------------------------------
Reimbursement  to affiliates  for      Operating  expenses are reimbursed at       Accounting and
operating expenses                     the  lower  of  cost  or  90%  of the       administra-tive  services:
                                       prevailing  rate at which  comparable       $177,297
                                       services  could have been obtained in
                                       the     same     geographic     area.
                                       Affiliates  of the  General  Partners
                                       from  time  to  time  incur   certain
                                       operating  expenses  on behalf of the
                                       Partnership     for     which     the
                                       Partnership       reimburses      the
                                       affiliates without interest.

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



                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         and Recipient                         Method of Computation                  Ended December 31, 2002
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



                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         And Recipient                         Method of Computation                  Ended December 31, 2002
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


In addition, during 2002, the Partnership and an affiliate, as tenants-in-common, acquired two Properties from CNL Funding 2001-A, LP, an affiliate of the General Partners for an aggregate cost of approximately $2,087,200. CNL Funding 2001-A, LP had purchased and temporarily held title to these Properties in order to facilitate the acquisition of the Properties by the Partnership. The purchase price paid by the Partnership represents the costs incurred by CNL Funding 2001-A, LP to acquire and carry the Properties.


Item 14.  Controls and Procedures

         The General Partners maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the Partnership's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The principal executive and financial officers of the corporate General Partner have evaluated the Partnership's disclosure controls and procedures within 90 days prior to the filing of this Annual Report on Form 10-K and have determined that such disclosure controls and procedures are effective.

         Subsequent to the above evaluation, there were no significant changes in internal controls or other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV


Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a)      The following documents are filed as part of this report.

         1.   Financial Statements

                  Report of Independent Certified Public Accountants

                  Balance Sheets at December 31, 2002 and 2001

                  Statements of Income for the years ended December 31, 2002, 2001, and 2000

                  Statements of Partners' Capital for the years ended December 31, 2002, 2001, and 2000

                  Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000

                  Notes to Financial Statements

         2.   Financial Statement Schedule

                  Schedule II -Valuation and Qualifying Accounts for the years ended December 31, 2002, 2001 and 2000

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 2002

                  Notes to Schedule III - Real Estate and Accumulated Depreciation at December 31, 2002

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

         (b) The Registrant filed no reports on Form 8-K during the period October 1, 2002 through December 31, 2002.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of March, 2003.

                                              CNL INCOME FUND VI, LTD.

                                              By: CNL REALTY CORPORATION
                                                  General Partner

                                                  /s/ Robert A. Bourne
                                                  ROBERT A. BOURNE, President


                                              By: ROBERT A. BOURNE
                                                  General Partner

                                                  /s/ Robert A. Bourne
                                                  ROBERT A. BOURNE


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

               Signature                                  Title                                  Date
/s/ Robert A. Bourne                     President,   Treasurer   and   Director            March 24, 2003
Robert A. Bourne                         (Principal   Financial  and  Accounting
                                         Officer)

/s/ James M. Seneff, Jr.                 Chief  Executive  Officer and  Director            March 24, 2003
James M. Seneff, Jr.                     (Principal Executive Officer)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                          OF CORPORATE GENERAL PARTNER

                 PURSUANT TO RULE 13a-14 AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


         I, James M. Seneff, Jr., the Chief Executive Officer of CNL Realty Corporation, the corporate general partner of CNL Income Fund VI, Ltd. (the "registrant"), certify that:

         1. I have reviewed this annual report on Form 10-K of the registrant;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a. designed  such  disclosure  controls and  procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b. evaluated the  effectiveness  of the  registrant's  disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c. presented  in this  annual  report our  conclusions  about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 24, 2003


/s/ James M. Seneff, Jr.
 James M. Seneff, Jr.
Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                          OF CORPORATE GENERAL PARTNER

                 PURSUANT TO RULE 13a-14 AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         I, Robert A. Bourne, President and Treasurer of CNL Realty Corporation, the corporate general partner of CNL Income Fund VI, Ltd. (the "registrant") certify that:

         1. I have reviewed this annual report on Form 10-K of the registrant;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a. designed  such  disclosure  controls and  procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b. evaluated the  effectiveness  of the  registrant's  disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c. presented  in this  annual  report our  conclusions  about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 24, 2003


/s/ Robert A. Bourne
Robert A. Bourne
President and Treasurer

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 2002, 2001, and 2000


                                                     Additions                                   Deductions
                                  -------------------------------------------------    --------------------------------
                                                                                                           Collected
                                                                                                           or Deter-
                                   Balance at       Charged to       Charged to           Deemed           mined to        Balance
                                    Beginning       Costs and           Other           Uncollec-           be Col-        at End
  Year          Description          of Year         Expenses         Accounts            tible            lectible        of Year
----------    -----------------   --------------  ---------------  ----------------    -------------     --------------  -----------

  2000        Allowance for
                  doubtful
                  accounts (a)        $ 288,215       $       --        $   37,003 (b)       $   --         $  83,631      $ 241,587
                                  ==============  ===============  ================    =============     ==============  ===========

  2001        Allowance for
                  doubtful
                  accounts (a)        $ 241,587       $   44,987        $  164,929 (b)    $ 243,222 (c)     $   9,761      $ 198,520
                                  ==============  ===============  ================    =============     ==============  ===========

  2002        Allowance for
                  doubtful
                  accounts (a)        $ 198,520       $       --        $   22,127        $ 188,872 (c)     $  12,304       $ 19,471
                                  ==============  ===============  ================    =============     ==============  ===========



         (a) Deducted from receivables and accrued rental income on the balance sheet.

         (b)  Reduction of rental and other income.

         (c)  Amounts written off as uncollectible.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Parnership)

       SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                                December 31, 2002


                                                                            Costs Capitalized
                                                                            Subsequent to
                                                    Initial Cost            Acquisition
                                         ------------------------ -------------------
                           Encum-                     Buildings anImprove-    Carrying
                           brances          Land       Improvements ments     Costs
                          ----------     -----------  ----------- ----------  -------
Properties the Partnership
   has Invested in Under
   Operating Leases:

    Arby's Restaurants:
      Greensburg, Indiana     -            $222,558            -   $640,529        -

    Church's Fried Chicken
      Restaurants:
          Gainesville, Florida-              83,542      208,564    192,227        -
          Orlando,Florida     -             177,440      270,985          -        -

    Golden Corral Family
      Steakhouse Restaurants:
          Albuquerque, New Mex-co           717,708    1,018,823          -        -
          Amarillo, Texas     -             773,627      908,171          -        -
          Lawton, Oklahoma    -             559,095      838,642          -        -
          El Paso, Texas      -             670,916            -    837,317        -

    Hardee's Restaurants:
      Springfield, Tennessee  -             203,159      413,221          -        -

    IHOP Restaurants:
      Elgin, Illinois         -             426,831            -          -        -
      Manassas, Virginia      -             366,992      759,788          -        -

    Jack in the Box Restaurants:
      San Antonio, Texas      -             272,300            -          -        -
      Cleburne, Texas         -             516,894      620,888          -        -
      Burley, Idaho           -             453,108      507,477          -        -

    KFC Restaurant:
      Gainesville, Florida    -             321,789      287,429          -        -

    Shoney's Restaurant:
      Goodlettsville, Tennesse-             320,540      531,507          -        -

    Taco Bell Restaurant:
      Detroit, Michigan       -             171,240            -    385,709        -

    Taco Cabana Restaurant:
      Houston, Texas          -             543,888      420,965          -        -

    Waffle House Restaurants:
      Clearwater Florida      -             130,499      268,580          -        -
      Roanoke, Virginia       -             119,533      236,219          -        -
      Atlantic Beach, Florida -             141,627      263,021          -        -



                                                                            Costs Capitalized
                                                                            Subsequent to
                                                    Initial Cost            Acquisition
                                         ------------------------ -------------------
                           Encum-                     Buildings anImprove-    Carrying
                           brances          Land       Improvements ments     Costs
                          ----------     -----------  ----------- ----------  -------

    Other:
      Hermitage, Tennessee    -             391,157            -    720,026        -
      Marietta, Georgia (n)   -             399,885            -          -        -
                                         -----------  ----------- ----------  -------

                                         $7,984,328   $7,554,280  $2,775,808       -
                                         ===========  =========== ==========  =======

Property of Joint Venture
   in Which the Partnership
   has a 36% Interest and has
   Invested in Under an
   Operating Lease:

    Darryl's Restaurant:
      Greensboro, North Caroli-a (j)       $199,033            -   $379,572        -
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
                                         ===========  =========== ==========  =======

Property of Joint Venture
   in Which the Partnership
   has a 14.46% Interest and has
   Invested in Under an
   Operating Lease:

    Burger King Restaurant:
      Asheville, North Carolin-            $438,695     $450,432          -        -
                                         ===========  =========== ==========  =======

Property in Which the Partner-
   ship has a 18% Interest
   as Tenants-in-Common and
   has Invested in Under an
   Operating Lease:

    Golden Corral Family
      Steakhouse Restaurant:
          Clinton, North Carol-na          $138,382     $676,588          -        -
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
                                         ===========  =========== ==========  =======



                                                                            Costs Capitalized
                                                                            Subsequent to
                                                    Initial Cost            Acquisition
                                         ------------------------ -------------------
                           Encum-                     Buildings anImprove-    Carrying
                           brances          Land       Improvements ments     Costs
                          ----------     -----------  ----------- ----------  -------

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
                                         ===========  =========== ==========  =======

Property of Joint Venture
   in Which the Partnership
   has a 50% Interest and
   has Invested in Under an
   Operating Lease:

    Denny's Restaurant:
      Melbourne, Florida (i)  -            $438,972     $639,141          -        -
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
                                         ===========  =========== ==========  =======

Property in Which
    the Partnership has a 80% as
    Tenants-in-Common Interest
    and has Invested in Under
    an Operating Lease:

    IHOP Restaurant:
      Baytown,,Texasigan      -            $495,847     $799,469          -        -
                                         ===========  =========== ==========  =======

Property in Which
    the Partnership has a 60% as
    Tenants-in-Common Interest
    and has Invested in Under
    an Operating Lease:

    Bennigan's Restaurant:
      Waldorf,,Marylandn      -            $968,984   $1,311,515          -        -
                                         ===========  =========== ==========  =======



                                                                            Costs Capitalized
                                                                            Subsequent to
                                                    Initial Cost            Acquisition
                                         ------------------------ -------------------
                           Encum-                     Buildings anImprove-    Carrying
                           brances          Land       Improvements ments     Costs
                          ----------     -----------  ----------- ----------  -------

Property in Which
    the Partnership has a 74% as
    Tenants-in-Common Interest
    and has Invested in Under
    an Operating Lease:

    Baker's Square Restaurant:
      Niles, Illinois (o)         -        $664,944     $838,434          -        -
                                         ===========  =========== ==========  =======

Property in Which
    the Partnership has a 14.2% as
    Tenants-in-Common Interest
    and has Invested in Under
    an Operating Lease:

    Taco Cabana Restaurant:
      Universal City, Texas (l)   -        $355,448     $690,296          -        -
                                         ===========  =========== ==========  =======

Property in Which
    the Partnership has a 9.5% as
    Tenants-in-Common Interest
    and has Invested in Under
    an Operating Lease:

    Taco Cabana Restaurant:
      Shertz, Texas (m)           -        $449,091     $592,400          -        -
                                         ===========  =========== ==========  =======


Properties the Partnership
   has Invested in Under
   Direct Financing Leases:

    Denny's Restaurant:
      Broken Arrow, Oklahoma  -             164,640      559,972          -        -

    IHOP Restaurant:
      Elgin, Illinois         -                   -    1,057,282          -        -

    Hardee's Restaurant:
      Waynesburg, Ohio        -             136,242      441,299          -        -

    Jack in the Box Restaurant:
      San Antonio, Texas      -                   -      420,568          -        -

                                         -----------  ----------- ----------  -------

                              -            $300,882   $2,479,121          -        -
                                         ===========  =========== ==========  =======




                                                                            Costs Capitalized
                                                                            Subsequent to
                                                    Initial Cost            Acquisition
                                         ------------------------ -------------------
                           Encum-                     Buildings anImprove-    Carrying
                           brances          Land       Improvements ments     Costs
                          ----------     -----------  ----------- ----------  -------

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
                                         ===========  =========== ==========  =======












                                                                      Life on Which
              Net Cost Basis at Which                                 Depreciation in
              Carried at Close of Period (c)        Date              Latest Income
--------------------------------------
              Buildings and            Accumulated of Con-  Date      Statement is
   Land       Improvements   Total     DepreciationstructioAcquired     Computed
------------  -----------  ----------- ----------  ------- -------    ------------





   $222,558     $640,529     $863,087   $255,125    1989   07/89          (b)



     83,542      400,791      484,333    165,560    1990   04/90          (b)
    177,440      270,985      448,425    114,507    1985   04/90          (b)



    717,708    1,018,823    1,736,531    442,054    1989   12/89          (b)
    773,627      908,171    1,681,798    394,035    1989   12/89          (b)
    559,095      838,642    1,397,737    363,871    1989   12/89          (b)
    670,916      837,317    1,508,233    346,626    1990   04/90          (b)


    203,159      413,221      616,380    166,873    1990   11/90          (b)


    426,831           (f)     426,831         (d)   1997   12/97          (d)
    366,992      759,788    1,126,780    126,767    1986   12/97          (b)


    272,300           (f)     272,300         (d)   1990   08/90          (d)
    516,894      620,888    1,137,782     41,393    2000   01/01          (b)
    453,108      507,477      960,585     33,832    2000   01/01          (b)


    321,789      287,429      609,218    116,573    1985   11/90          (b)


    320,540      531,507      852,047    235,490    1988   09/89          (b)


    171,240      385,709      556,949    166,260    1990   01/89          (b)


    543,888      420,965      964,853     15,202    1990   12/01          (b)


    130,499      268,580      399,079    116,115    1988   01/90          (b)
    119,533      236,219      355,752    102,124    1987   01/90          (b)
    141,627      263,021      404,648    113,423    1986   01/90          (b)










                                                                      Life on Which
              Net Cost Basis at Which                                 Depreciation in
              Carried at Close of Period (c)        Date              Latest Income
--------------------------------------
              Buildings and            Accumulated of Con-  Date      Statement is
   Land       Improvements   Total     DepreciationstructioAcquired     Computed
------------  -----------  ----------- ----------  ------- -------    ------------


    391,157      720,026    1,111,183    296,626    1990   02/90          (b)
    399,885            -      399,885         (n)   1993   02/97          (n)
------------  -----------  ----------- ----------

 $7,984,328   $10,330,088  $18,314,416 $3,612,456
============  ===========  =========== ==========








   $199,033     $379,572     $578,605    $16,005     1974  06/97          (b)
============  ===========  =========== ==========








   $484,362           (f)    $484,362         (d)   1989   01/90          (d)
============               ===========








   $438,695     $450,432     $889,127   $177,007    1986   03/91          (b)
============  ===========  =========== ==========









   $138,382     $676,588     $814,970   $156,486    1996   01/96          (b)
============  ===========  =========== ==========








   $875,659   $1,389,366   $2,265,025   $231,685    1994   12/97          (b)
============  ===========  =========== ==========










                                                                      Life on Which
              Net Cost Basis at Which                                 Depreciation in
              Carried at Close of Period (c)        Date              Latest Income
--------------------------------------
              Buildings and            Accumulated of Con-  Date      Statement is
   Land       Improvements   Total     DepreciationstructioAcquired     Computed
------------  -----------  ----------- ----------  ------- -------    ------------








   $678,890     $825,076   $1,503,966   $136,654    1997   01/98          (b)
============  ===========  =========== ==========








   $438,972     $420,088     $859,060    $44,368    1998   04/98          (i)
============  ===========  =========== ==========








   $638,026           (f)    $638,026         (d)    -     06/98          (d)
============               ===========








   $507,965     $889,080   $1,397,045   $127,310     -     09/98          (b)
============  ===========  =========== ==========








   $495,847     $799,469   $1,295,316    $85,265    1998   10/99          (b)
============  ===========  =========== ==========








   $968,984   $1,311,515   $2,280,499    $65,576    2001   07/01          (b)
============  ===========  =========== ==========









                                                                      Life on Which
              Net Cost Basis at Which                                 Depreciation in
              Carried at Close of Period (c)        Date              Latest Income
--------------------------------------
              Buildings and            Accumulated of Con-  Date      Statement is
   Land       Improvements   Total     DepreciationstructioAcquired     Computed
------------  -----------  ----------- ----------  ------- -------    ------------








   $664,944     $838,434   $1,503,378    $83,844    2000   01/00          (b)
============  ===========  =========== ==========








   $355,448      690,296   $1,045,744    $13,422    1995   06/02          (b)
============  ===========  =========== ==========








   $449,091      592,400   $1,041,491    $11,519    1998   06/02          (b)
============  ===========  =========== ==========







         (f)          (f)          (f)        (e)   1982   08/95          (e)


          -           (f)          (f)        (e)   1997   12/97          (e)


         (f)          (f)          (f)        (e)   1990   11/90          (e)


          -           (f)          (f)        (d)   1990   08/90          (d)

------------

          -
============










                                                                      Life on Which
              Net Cost Basis at Which                                 Depreciation in
              Carried at Close of Period (c)        Date              Latest Income
--------------------------------------
              Buildings and            Accumulated of Con-  Date      Statement is
   Land       Improvements   Total     DepreciationstructioAcquired     Computed
------------  -----------  ----------- ----------  ------- -------    ------------








          -           (f)          (f)        (d)   1989   01/90          (d)
============








         (f)          (f)          (f)        (d)    -     01/98          (d)









          -           (f)          (f)        (d)    -     06/98          (d)
============

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2002



(a)           Transactions in real estate and accumulated are summarized  below.
The balances in 1999, 2000 and 2001 have been adjusted to reflect the reclassification of properties accounted for as discontinued operations.

                                                                                                     Accumulated
                                                                           Cost                      Depreciation
                                                                   ----------------------        ---------------------
          Properties the Partnership has invested in Under
               Operating leases:

              Balance, December 31, 1999                                $     17,803,108              $     3,136,259
              Dispositions                                                    (1,839,149 )                   (462,810 )
              Reclassified from capital lease (h)                                470,795                           --
              Provision for write-down of assets                                (368,430 )                         --
              Depreciation expense                                                    --                      354,876
                                                                   ----------------------        ---------------------

              Balance, December 31, 2000                                      16,066,324                    3,028,325
              Dispositions                                                      (102,365 )                     (5,357 )
              Acquisitions                                                     3,063,220                           --
              Depreciation expense                                                    --                      358,396
                                                                   ----------------------        ---------------------

              Balance, December 31, 2001                                      19,027,179                    3,381,364
              Loss from casualty on assets (n)                                  (712,763 )                   (134,987 )
              Depreciation expense                                                    --                      366,079
                                                                   ----------------------        ---------------------

              Balance, December 31, 2002                                $     18,314,416              $     3,612,456
                                                                   ======================        =====================

          Property of Joint Venture in Which the Partnership has a 36% Interest and has Invested in Under an Operating Lease:

              Balance, December 31, 1999                                  $      261,013                  $        --
              Depreciation expense (d)                                                --                           --
                                                                   ----------------------        ---------------------

              Balance, December 31, 2000                                         261,013                           --
              Reclassified from capital lease (j)                                489,757                           --
              Depreciation expense                                                    --                        9,603
                                                                   ----------------------        ---------------------

              Balance, December 31, 2001                                         750,770                        9,603
              Provision for write down of assets (j)                            (172,165 )                         --
              Depreciation expense                                                    --                        6,402
                                                                   ----------------------        ---------------------


              Balance, December 31, 2002                                  $      578,605                $      16,005
                                                                   ======================        =====================

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2002


                                                                                                   Accumulated
                                                                         Cost                     Depreciation
                                                                 ---------------------         --------------------
       Properties of Joint Venture in Which the Partnership
          has a 3.9% Interest and has Invested in Under an
          Operating Lease:

            Balance, December 31, 1999                                  $     484,362                    $      --
            Depreciation expense (d)                                               --                           --
                                                                 ---------------------         --------------------

            Balance, December 31, 2000                                         484,362                          --
            Depreciation expense (d)                                               --                           --
                                                                 ---------------------         --------------------

            Balance, December 31, 2001                                        484,362                           --
            Depreciation expense (d)                                               --                           --
                                                                 ---------------------         --------------------

            Balance, December 31, 2002                                  $     484,362                           --
                                                                 =====================         ====================

       Properties of Joint Venture in Which the Partnership has a 14.46% Interest and has Invested in Under an Operating Lease:

            Balance, December 31, 1999                                  $     889,127                 $    131,962
            Depreciation expense                                                   --                       15,015
                                                                 ---------------------         --------------------

            Balance, December 31, 2000                                        889,127                      146,977
            Depreciation expense                                                   --                       15,015
                                                                 ---------------------         --------------------

            Balance, December 31, 2001                                        889,127                      161,992
            Depreciation expense                                                   --                       15,015
                                                                 ---------------------         --------------------
            Balance, December 31, 2002                                  $     889,127                 $    177,007
                                                                 =====================         ====================

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2002


                                                                                                  Accumulated
                                                                         Cost                    Depreciation
                                                                 ---------------------         ------------------

       Properties of Joint Venture in Which the Partnership has a 64.29% Interest and has Invested in Under an Operating Lease:

            Balance, December 31, 1999                                $     1,397,045              $      38,405
            Depreciation expense                                                   --                     29,635
                                                                ----------------------        -------------------

            Balance, December 31, 2000                                      1,397,045                     68,040
            Depreciation expense                                                   --                     29,635
                                                                ----------------------        -------------------

            Balance, December 31, 2001                                      1,397,045                     97,675
            Depreciation expense                                                   --                     29,635
                                                                ----------------------        -------------------

            Balance, December 31, 2002                                $     1,397,045              $     127,310
                                                                ======================        ===================

       Properties in Which the Partnership has an 18% Interest as Tenants-in-Common and has Invested in Under an Operating Lease:

            Balance, December 31, 1999                                 $      814,970              $      88,827
            Depreciation expense                                                   --                     22,553
                                                                ----------------------        -------------------

            Balance, December 31, 2000                                        814,970                    111,380
            Depreciation expense                                                   --                     22,553
                                                                ----------------------        -------------------

            Balance, December 31, 2001                                        814,970                    133,933
            Depreciation expense                                                   --                     22,553
                                                                ----------------------        -------------------
            Balance, December 31, 2002                                 $      814,970              $     156,486
                                                                ======================        ===================

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2002


                                                                                                 Accumulated
                                                                       Cost                     Depreciation
                                                               ----------------------        --------------------

      Properties in Which the Partnership has a 23.04%
         Interest as Tenants-in-Common and has Invested in Under an Operating Lease:

           Balance, December 31, 1999                                $     2,265,025               $      92,749
           Depreciation expense                                                   --                      46,312
                                                               ----------------------        --------------------

           Balance, December 31, 2000                                      2,265,025                     139,061
           Depreciation expense                                                   --                      46,312
                                                               ----------------------        --------------------

           Balance, December 31, 2001                                      2,265,025                     185,373
           Depreciation expense                                                   --                      46,312
                                                               ----------------------        --------------------

           Balance, December 31, 2002                                $     2,265,025              $      231,685
                                                               ======================        ====================

      Property in Which the Partnership has a 46.20% Interest as Tenants-in-Common and has Invested in Under an Operating Lease:

           Balance, December 31, 1999                                $     1,503,966               $      54,145
           Depreciation expense                                                   --                      27,503
                                                               ----------------------        --------------------

           Balance, December 31, 2000                                      1,503,966                      81,648
           Depreciation expense                                                   --                      27,503
                                                               ----------------------        --------------------

           Balance, December 31, 2001                                      1,503,966                     109,151
           Depreciation expense                                                   --                      27,503
                                                               ----------------------        --------------------
           Balance, December 31, 2002                                $     1,503,966              $      136,654
<                                                               ======================        ====================

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2002


                                                                                                 Accumulated
                                                                       Cost                     Depreciation
                                                               ----------------------        --------------------
      Property of Joint Venture in Which the Partnership has
         a 50% Interest and has Invested in Under an
         Operating Lease:

           Balance, December 31, 1999                                 $      438,972                 $        --
           Reclassified from capital lease (i)                               639,141                          --
           Provision for loss                                               (219,053 )                        --
           Depreciation expense                                                   --                      16,220
                                                               ----------------------        --------------------

           Balance, December 31, 2000                                        859,060                      16,220
           Depreciation expense                                                   --                      14,074
                                                               ----------------------        --------------------

           Balance, December 31, 2001                                        859,060                      30,294
           Depreciation expense                                                   --                      14,074
                                                               ----------------------        --------------------
           Balance, December 31, 2002                                 $      859,060               $      44,368
                                                               ======================        ====================

      Property in Which the Partnership has a 85% Interest as Tenants-in-Common and has Invested in Under an Operating Lease:

           Balance, December 31, 1999                                 $      638,026                 $        --
           Depreciation expense (d)                                               --                          --
                                                               ----------------------        --------------------

           Balance, December 31, 2000                                        638,026                          --
           Depreciation expense (d)                                               --                          --
                                                               ----------------------        --------------------

           Balance, December 31, 2001                                        638,026                          --
           Depreciation expense (d)                                               --                          --
                                                               ----------------------        --------------------
           Balance, December 31, 2002                                 $      638,026                 $        --
                                                               ======================        ====================

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2002


                                                                                                 Accumulated
                                                                       Cost                     Depreciation
                                                               ----------------------        --------------------
      Property of Joint Venture in Which the Partnership has
         a 80% Interest as Tenants-in-Common and has Invested
         in Under an Operating Lease:

           Balance, December 31, 1999                                $     1,295,316               $       5,318
           Depreciation expense                                                   --                      26,649
                                                               ----------------------        --------------------

           Balance, December 31, 2000                                      1,295,316                      31,967
           Depreciation expense                                                   --                      26,649
                                                               ----------------------        --------------------

           Balance, December 31, 2001                                      1,295,316                      58,616
           Depreciation expense                                                   --                      26,649
                                                               ----------------------        --------------------
           Balance, December 31, 2002                                $     1,295,316               $      85,265
                                                               ======================        ====================

      Property in Which the Partnership has a 60% Interest as Tenants-in-Common and has Invested in Under an Operating Lease:

           Balance, December 31, 2000                                    $        --                 $        --
           Acquisition                                                     2,280,499                          --
           Depreciation expense                                                   --                      21,859
                                                               ----------------------        --------------------

           Balance, December 31, 2001                                      2,280,499                      21,859
           Depreciation expense                                                   --                      43,717
                                                               ----------------------        --------------------
           Balance, December 31, 2002                                $     2,280,499               $      65,576
                                                               ======================        ====================

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2002


                                                                                                 Accumulated
                                                                       Cost                     Depreciation
                                                               ----------------------        --------------------
      Property in Which the Partnership has a 74% Interest as
         Tenants-in-Common and has Invested in Under an
         Operating Lease:

           Balance, December 31, 1999                                 $           --              $           --
           Acquisition                                                     1,503,378                          --
           Depreciation expense                                                   --                      27,948
                                                               ----------------------        --------------------

           Balance, December 31, 2000                                      1,503,378                      27,948
           Depreciation expense                                                   --                      27,948
                                                               ----------------------        --------------------

           Balance, December 31, 2001                                      1,503,378                      55,896
           Depreciation expense                                                   --                      27,948
                                                               ----------------------        --------------------
           Balance, December 31, 2002                                $     1,503,378               $      83,844
                                                               ======================        ====================

      Property in Which the Partnership has a 14.2% Interest as Tenants-in-Common and has Invested in Under an Operating Lease:

           Balance, December 2001                                    $            --               $          --
           Acquisition (l)                                                 1,045,744                          --
           Depreciation expense                                                   --                      13,422
                                                               ----------------------        --------------------
           Balance, December 2002                                    $     1,045,744               $      13,422
                                                               ======================        ====================

      Property in Which the Partnership has a 9.5% Interest as Tenants-in-Common and has Invested in Under an Operating Lease:

           Balance, December 2001                                    $        --                  $           --
           Acquisition (m)                                                 1,041,491                          --
           Depreciation expense                                                   --                      11,519
                                                               ----------------------        --------------------
           Balance, December 2002                                    $     1,041,491               $      11,519
                                                               ======================        ====================

(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 2002, the aggregate cost of the Properties owned by the Partnership and its consolidated joint venture, and the unconsolidated joint ventures (including the two Properties held as tenants-in-common) for federal income tax purposes was $20,099,697 and $19,665,534, respectively. All of the leases are treated as operating leases for federal income tax purposes.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2002


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

(h) The undepreciated cost of the Property in Chester, Pennsylvania, was written down to net realizable value due to an impairment in value. The Partnership recognized the impairment by recording a provision for write-down of assets of approximately $368,400 at December 31, 2000. The impairment represented the difference between the Property's carrying value and the estimated net realizable value of the Property at December 31, 2000. In May 2001, the Partnership sold this Property to a third party.

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

(j) In January 2002, the tenant of this Property filed for bankruptcy and rejected the lease relating to this Property, resulting in the reclassification of the building portion of the lease to an operating lease, effective December 2001. The building was recorded at net book value and is being depreciated over its remaining estimated life of approximately 25.5 years. During 2002, the undepreciated cost of this Property was written down to it estimated fair value due to an impairment in value. The joint venture recognized the impairment by recording a provision for write-down of assets of approximately $172,200 during the year ended December 31, 2002. The provision represented the difference between the Property's net carrying value and its estimated fair value. The cost of the Property presented on this schedule is the net amount at which the Property was carried at December 31, 2002, including the provision for write-down of assets.

(k) During the year ended December 31, 2001, the Partnership purchased a real estate property from CNL Funding 2001-A, LP, an affiliate of the General Partners, for an aggregate cost of approximately $3,063,300.

(l) During the year ended December 31, 2002, the Partnership and an affiliate of the General Partners, as tenant-in-common, purchased a real estate property from CNL Funding 2001-A, LP., an affiliate of the General Partners, for an aggregate cost of approximately $1,045,700.

(m) During the year ended December 31, 2002, the Partnership and an affiliate of the General Partners, as tenant-in-common, purchased a real estate property from CNL Funding 2001-A, LP., an affiliate of the General Partners, for an aggregate cost of approximately $1,041,500.

            CNL INCOME FUND VI, LTD. (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2002


(n) In October 2002, the Property in Marietta, Georgia was destroyed by fire. As of December 31, 2002, the total undepreciated cost of the building was removed from the accounts; therefore, depreciation is not applicable.

(o) During the year ended December 31, 2000, the Partnership and an affiliate of the General Partners, as tenant-in-common, purchased a real estate property from CNL BB Corp., an affiliate of the General Partners, for an aggregate cost of approximately $1,112,500.

                                                             EXHIBIT INDEX


Exhibit Number

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