Form 10-Q
period 2003-03-31
CNL INCOME FUND VI LTD
filed 2003-05-13
CIK 837986

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                 For the quarterly period ended March 31, 2003
   --------------------------------------------------------------------------

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


                            CNL Income Fund VI, Ltd.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Florida                                       59-2922954
---------------------------------              ------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                     Identification No.)


450 South Orange Avenue
Orlando, Florida                                          32801
---------------------------------              ------------------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number
(including area code)                                (407) 540-2000
                                               ------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _________

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes___ No X

                                    CONTENTS



                                                                    Page
Part I.

     Item 1.      Financial Statements:

                      Condensed Balance Sheets                        1

                      Condensed Statements of Income                  2

                      Condensed Statements of Partners' Capital       3

                      Condensed Statements of Cash Flows              4

                      Notes to Condensed Financial Statements         5-6

     Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations             7-9

     Item 3.      Quantitative and Qualitative Disclosures About
                      Market Risk                                     9

     Item 4.      Controls and Procedures                             9

Part II.

     Other Information                                                10-11

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                              March 31,              December 31,
                                                                                 2003                    2002
                                                                          -------------------     -------------------
                              ASSETS

Real estate properties with operating leases, net                              $  14,615,386           $  14,701,960
Net investment in direct financing leases                                          1,821,794               1,835,770
Real estate held for sale                                                            470,738                 472,425
Investment in joint ventures                                                       8,451,442               8,483,605
Cash and cash equivalents                                                          1,787,229               1,168,450
Receivables, less allowance for doubtful accounts
    of $9,774 in 2002                                                                     65                 676,461
Accrued rental income, less allowance for doubtful
    accounts of $9,697, in 2003 and 2002                                             552,734                 550,037
Other assets                                                                          14,221                  30,256
                                                                          -------------------     -------------------

                                                                               $  27,713,609           $  27,918,964
                                                                          ===================     ===================

                 LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                                $     49,146            $     34,851
Real estate taxes payable                                                              5,372                  13,010
Distributions payable                                                                787,500                 787,500
Due to related parties                                                                16,468                  14,423
Rents paid in advance and deposits                                                    63,229                  41,327
                                                                          -------------------     -------------------
    Total liabilities                                                                921,715                 891,111

Commitment (Note 5)

Partners' capital                                                                 26,791,894              27,027,853
                                                                          -------------------     -------------------

                                                                               $  27,713,609           $  27,918,964
                                                                          ===================     ===================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                                         Quarter Ended
                                                                                           March 31,
                                                                                    2003               2002
                                                                                --------------    ---------------
  Revenues:
      Rental income from operating leases                                          $  481,093         $  508,268
      Earned income from direct financing leases                                       51,298             52,845
      Contingent rental income                                                          3,430              9,775
      Interest and other income                                                            31              2,703
                                                                                --------------    ---------------
                                                                                      535,852            573,591
                                                                                --------------    ---------------

  Expenses:
      General operating and administrative                                             72,925             76,016
      Property expenses                                                                 1,290              3,958
      State and other taxes                                                            44,952             28,463
      Depreciation and amortization                                                    86,987             92,923
                                                                                --------------    ---------------
                                                                                      206,154            201,360
                                                                                --------------    ---------------

  Income Before Gain on Casualty Loss of Building, Minority
       Interest in Income of Consolidated Joint Venture, and
       Equity in Earnings of Unconsolidated Joint Ventures                            329,698            372,231

  Gain on Casualty Loss of Building                                                    12,356                 --

  Equity in Earnings of Unconsolidated Joint Ventures                                 189,734            169,719
                                                                                --------------    ---------------

  Income from Continuing Operations                                                   531,788            541,950

  Discontinued Operations:
      Income from discontinued operations                                              19,753             32,365
                                                                                --------------    ---------------

  Net Income                                                                       $  551,541         $  574,315
                                                                                ==============    ===============

  Income Per Limited Partner Unit:
      Continuing Operations                                                         $    7.60          $    7.74
      Discontinued Operations                                                            0.28               0.46
                                                                                --------------    ---------------

            Total                                                                   $    7.88          $    8.20
                                                                                ==============    ===============

  Weighted Average Number of Limited Partner
      Units Outstanding                                                                70,000             70,000
                                                                                ==============    ===============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                             Quarter Ended           Year Ended
                                                                               March 31,            December 31,
                                                                                  2003                  2002
                                                                           -------------------    ------------------
General partners:
    Beginning balance                                                            $    291,599          $    291,599
    Net income                                                                             --                    --
                                                                           -------------------    ------------------
                                                                                      291,599               291,599
                                                                           -------------------    ------------------

Limited partners:
    Beginning balance                                                              26,736,254            27,413,938
    Net income                                                                        551,541             2,472,316
    Distributions ($11.25 and $45.00 per
       limited partner unit, respectively)                                           (787,500 )          (3,150,000 )
                                                                           -------------------    ------------------
                                                                                   26,500,295            26,736,254
                                                                           -------------------    ------------------

Total partners' capital                                                        $   26,791,894         $  27,027,853
                                                                           ===================    ==================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                          Quarter Ended
                                                                                            March 31,
                                                                                     2003               2002
                                                                                 --------------     --------------
   Increase (Decrease) in Cash and Cash Equivalents

       Net Cash Provided by Operating Activities                                    $  816,147         $  823,097
                                                                                 --------------     --------------

       Cash Flows from Investing Activities:
          Insurance proceeds for casualty loss on building                             590,132                 --
                                                                                 --------------     --------------

                 Net cash provided by investing activities                             590,132                 --
                                                                                 --------------     --------------

       Cash Flows from Financing Activities:
          Distributions to limited partners                                           (787,500 )         (787,500 )
          Distributions to holder of minority interest                                      --             (4,125 )
                                                                                 --------------     --------------
                 Net cash used in financing activities                                (787,500 )         (791,625 )
                                                                                 --------------     --------------

   Net Increase in Cash and Cash Equivalents                                           618,779             31,472

   Cash and Cash Equivalents at Beginning of Quarter                                 1,168,450          1,126,921
                                                                                 --------------     --------------

   Cash and Cash Equivalents at End of Quarter                                     $ 1,787,229        $ 1,158,393
                                                                                 ==============     ==============

   Supplemental Schedule of Non-Cash Financing
       Activities:

          Distributions declared and unpaid at end of
             quarter                                                                $  787,500         $  787,500
                                                                                 ==============     ==============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2003 and 2002


1.       Basis of Presentation:
         ---------------------

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2003 may not be indicative of the results that may be expected for the year ending December 31, 2003. Amounts as of December 31, 2002, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund VI, Ltd. (the "Partnership") for the year ended December 31, 2002.

         In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Consolidation of variable interest entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The consolidation requirements of FIN 46 apply immediately to variable interest entities, created after January 31, 2003, and to older entities, in the first fiscal year or interim period beginning after June 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures or properties held with affiliates of the general partners as tenants-in-common, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

2.       Reclassification:
         ----------------

         Certain items in the prior year's financial statements have been reclassified to conform to 2003 presentation. These reclassifications had no effect on total partners' capital or net income.

3.       Real Estate Properties with Operating Leases:
         --------------------------------------------

         In October 2002, the building on the property in Marietta, Georgia was destroyed by fire and the tenant terminated its lease relating to this property. As a result, the Partnership recorded a provision for write-down of assets of approximately $73,600 as of December 31, 2002. In March 2003, the Partnership received approximately $590,100 in insurance proceeds, resulting in a gain on casualty loss of approximately $12,400 during the quarter ended March 31, 2003.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2003 and 2002


4.       Discontinued Operations:
         -----------------------

         During 2002, the Partnership identified and sold one property, owned by Caro Joint Venture, in which the Partnership owned a 66.14% interest and accounted for under the consolidation method, that was classified as Discontinued Operations in the accompanying financial statements. In January 2003, the Partnership identified another property for sale. The Partnership recorded provisions for write-down of assets relating to this property in previous years.

         The operating results of the discontinued operations for the above properties are as follows:

                                                                         Quarter Ended March 31,
                                                                       2003                    2002
                                                                 ------------------       ---------------
          Rental revenues                                              $    19,978            $   42,037
          Other income                                                          --                 1,090
          Expenses                                                            (225 )              (4,449 )
          Minority interest in income of consolidated joint
             venture                                                            --                (6,313 )
                                                                 ------------------       ---------------
          Income from discontinued operations                          $    19,753            $   32,365
                                                                 ==================       ===============

5.       Commitment:
         -----------

         In January 2003, the Partnership entered into an agreement with a third party to sell the property in Broken Arrow, Oklahoma.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund VI, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 17, 1988 to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of selected national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance, and utilities As of March 31, 2002, the Partnership owned 24
Properties directly and 14 Properties indirectly through joint venture or tenancy in common arrangements. As of March 31, 2003, the Partnership owned 24 Properties directly and 15 Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         Cash from operating activities was $816,147 and $823,097 for the quarters ended March 31, 2003 and 2002, respectively. The decrease in cash from operating activities during the quarter ended March 31, 2003, as compared to the same period of 2002 was the result of changes in income and expenses.

         Other sources and uses of cash included the following during the quarter ended March 31, 2003.

         In October 2002, the building on the Property in Marietta, Georgia was destroyed by fire. In March 2003, the Partnership collected approximately $590,100 in insurance proceeds relating to this Property, resulting in a gain on casualty loss of approximately $12,400 during the quarter ended March 31, 2003. The Partnership intends to use these proceeds to either construct a new building or to invest in an additional Property.

         At March 31, 2003, the Partnership had $1,787,229 in cash and cash equivalents, as compared to $1,168,450 at December 31, 2002. This increase was primarily a result of the Partnership holding sales proceeds and the insurance proceeds at March 31, 2003. The funds remaining at March 31, 2003, after the payment of distributions and other liabilities, will be used to invest in additional Properties and to meet the Partnership's working capital needs.

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

         Total liabilities of the Partnership, including distributions payable, were $921,715 at March 31, 2003, as compared to $891,111 at December 31, 2002. The increase in liabilities at March 31, 2003 was primarily due to an increase in accounts payable and rents paid in advance at March 31, 2003, as compared to December 31, 2002. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         In January 2003, the Partnership entered into an agreement with a third party to sell the Property in Broken Arrow, Oklahoma. As a result, the Partnership reclassified the assets relating to this Property to real estate held for sale. As of May 5, 2003, the sale had not occurred.

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current cash from operations, the Partnership declared distributions to limited partners of $787,500 for each of the quarters ended March 31, 2003 and 2002. This represents distributions of $11.25 per unit for the quarters ended March 31, 2003 and 2002. No distributions were made to the general partners for the quarters ended March 31, 2003 and 2002. No amounts distributed to the limited partners for the quarters ended March 31, 2003 and 2002 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         Total rental revenues were $532,391 during the quarter ended March 31, 2003, as compared to $561,113 during the same period of 2002. Rental revenues were lower during the quarter ended March 31, 2003 because the Partnership stopped recording rental revenues in October 2002 when the building on the Property in Marietta, Georgia was destroyed by fire and the tenant terminated the lease relating to this Property. In March 2003, the Partnership received approximately $590,100 in insurance proceeds and intends to use these proceeds to construct a new building or invest in an additional Property.

         During 2002, a tenant, Loco Lupe's of Hermitage, Inc., filed for bankruptcy. As of May 5, 2003, the Partnership has continued receiving rental payments relating to this lease. While the tenant has neither rejected nor affirmed the one lease it has with the Partnership, there can be no assurance that the lease will not be rejected in the future. The lost revenues that would result if the tenant rejects this lease will have an adverse effect on the results of operations of the Partnership if the Partnership is unable to re-lease the Property in a timely manner.

         The Partnership also earned $189,734 attributable to net income earned by joint ventures during the quarter ended March 31, 2003, as compared to $169,719 during the same period of 2002. Net income earned by joint ventures was higher during the quarter ended March 31, 2003, because subsequent to March 31, 2002, the Partnership acquired two Properties, each as a separate tenancy in common arrangement with CNL Income Fund XI, Ltd., a Florida limited partnership and an affiliate of general partners. The increase in net income earned by joint ventures was partially offset by the fact that during 2002, Houlihan's Restaurant, Inc., which leased the Property owned by Show Low Joint Venture, filed for bankruptcy and rejected the lease relating to this Property. As a result, the joint venture, in which the Partnership owns a 36% interest, stopped recording rental revenues relating to this Property. The lost revenues resulting from this vacant Property and the Property in Marietta, Georgia will continue to have an adverse effect on the results of operations of the Partnership until the Properties are re-leased or sold.

         Operating expenses, including depreciation and amortization expense, were $206,154 during the quarter ended March 31, 2003, as compared to $201,360 during the same period of 2002. Operating expenses were higher during the quarter ended March 31, 2003, due to an increase in the amount of state tax expense relating to several states in which the Partnership conducts business. The increase in operating expenses during the quarter ended March 31, 2003, was partially offset by a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties and a decrease in depreciation expense as a result of the building on the Property in Marietta, Georgia being destroyed by fire in October 2002.

         In March 2003, the Partnership received insurance proceeds relating to the Property in Marietta, Georgia that was destroyed by fire in October 2002, as described above. As a result, the Partnership recorded a gain on casualty loss of building of $12,356 during the quarter ended March 31, 2003.

         During the year ended December 31, 2002, the Partnership identified and sold one Property, owned by Caro Joint Venture, in which the Partnership owned a 66.14% interest and accounted for under the consolidation method, that was classified as Discontinued Operations in the accompanying financial statements. In addition, in January 2003, the Partnership identified for sale its Property in Broken Arrow, Oklahoma. As a result, the Partnership reclassified this asset from real estate properties with operating leases to real estate held for sale. The reclassified asset was recorded at the lower of its carrying amount or fair value, less cost to sell. The Partnership recognized net rental income (rental revenues less Property related expenses), of $32,365 during the quarter ended March 31, 2002 relating to these two Properties. The Partnership recognized net rental income of $19,753 during the quarter ended March 31, 2003, relating to the Property in Broken Arrow, Oklahoma. The Partnership recorded provisions for write-down of assets in previous years relating to this Property. As of May 5, 2003, the Partnership had not sold this Property.

         In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Consolidation of variable interest entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period beginning after June 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures or Properties held with affiliates of the general partners as tenants-in-common, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

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

                      10.5    Assignment  of Management  Agreement  from CNL APF
                              Partners, LP to CNL Restaurants XVIII, Inc. (Included as Exhibit 10.5 to Form 10-Q filed with the Securities and Exchange Commission on August 13, 2002, and incorporated herein by reference.)

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

                      (b)     Reports on Form 8-K

                              No reports on Form 8-K were filed during the quarter ended March 31, 2003.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 6th day of May, 2003.


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

Date: May 6, 2003


/s/ James M. Seneff, Jr.
---------------------------
James M. Seneff, Jr.
Chief Executive Officer

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


Date: May 6, 2003


/s/ Robert A. Bourne
---------------------
Robert A. Bourne
President and Treasurer

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

               10.5 Assignment of Management Agreement from CNL APF Partners, LP to CNL Restaurants XVIII, Inc. (Included as Exhibit
                       10.5 to Form 10-Q filed with the Securities and Exchange Commission on August 13, 2002, and incorporated herein by reference.)

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