Form 10-Q
period 2003-06-30
CNL INCOME FUND VI LTD
filed 2003-08-13
CIK 837986

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 2003
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from _____________________ to ____________________


                             Commission file number
                                     0-19144
                     ---------------------------------------


                            CNL Income Fund VI, Ltd.
----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Florida                                        59-2922954
----------------------------------              ----------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)


450 South Orange Avenue
Orlando, Florida                                           32801
----------------------------------              ----------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number
(including area code)                                 (407) 540-2000
                                                ----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes___ No X

                                    CONTENTS



                                                                        Page
Part I.

     Item 1.      Financial Statements:

                      Condensed Balance Sheets                           1

                      Condensed Statements of Income                     2

                      Condensed Statements of Partners' Capital          3

                      Condensed Statements of Cash Flows                 4

                      Notes to Condensed Financial Statements            5-7

     Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                8-10

     Item 3.      Quantitative and Qualitative Disclosures About
                      Market Risk                                        10

     Item 4.      Controls and Procedures                                10

Part II.

     Other Information                                                   11-12

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                               June 30,              December 31,
                                                                                 2003                    2002
                                                                          -------------------     -------------------
                              ASSETS

Real estate properties with operating leases, net                              $  14,528,812           $  14,701,960
Net investment in direct financing leases                                          1,807,401               1,835,770
Real estate held for sale                                                                 --                 472,425
Investment in joint ventures                                                       8,448,382               8,483,605
Cash and cash equivalents                                                          2,083,915               1,168,450
Receivables, less allowance for doubtful accounts
    of $9,774 in 2002                                                                 12,295                 676,461
Accrued rental income, less allowance for doubtful
    accounts of $9,697, in 2003 and 2002                                             556,715                 550,037
Other assets                                                                          24,727                  30,256
                                                                          -------------------     -------------------

                                                                               $  27,462,247           $  27,918,964
                                                                          ===================     ===================

                 LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                                $     13,900            $     34,851
Real estate taxes payable                                                              7,584                  13,010
Distributions payable                                                                787,500                 787,500
Due to related parties                                                                14,946                  14,423
Rents paid in advance                                                                 63,658                  41,327
                                                                          -------------------     -------------------
    Total liabilities                                                                887,588                 891,111

Partners' capital                                                                 26,574,659              27,027,853
                                                                          -------------------     -------------------

                                                                               $  27,462,247           $  27,918,964
                                                                          ===================     ===================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                      Quarter Ended                 Six Months Ended
                                                                         June 30,                       June 30,
                                                                  2003             2002            2003           2002
                                                              -------------    --------------  -------------  -------------
Revenues:
    Rental income from operating leases                          $ 473,066         $ 508,268      $ 954,159     $1,016,536
    Earned income from direct financing leases                      50,881            52,475        102,179        105,320
    Contingent rental income                                         7,339             7,388         10,769         17,163
    Interest and other income                                          246             3,807            277          6,510
                                                              -------------    --------------  -------------  -------------
                                                                   531,532           571,938      1,067,384      1,145,529
                                                              -------------    --------------  -------------  -------------

Expenses:
    General operating and administrative                            60,546            59,889        133,471        135,905
    Property related                                                 5,191            42,349          6,481         46,307
    State and other taxes                                               --               173         44,952         28,636
    Depreciation and amortization                                   86,987            92,923        173,974        185,846
                                                              -------------    --------------  -------------  -------------
                                                                   152,724           195,334        358,878        396,694
                                                              -------------    --------------  -------------  -------------

Income Before Gain on Casualty Loss of Building and
     Equity in Earnings of Unconsolidated Joint Ventures           378,808           376,604        708,506        748,835

Gain on Casualty Loss of Building                                       --                --         12,356             --

Equity in Earnings of Unconsolidated Joint Ventures                169,551           170,708        359,285        340,427
                                                              -------------    --------------  -------------  -------------

Income from Continuing Operations                                  548,359           547,312      1,080,147      1,089,262

Discontinued Operations:
    Income from discontinued operations                             21,906            33,228         41,659         65,593
                                                              -------------    --------------  -------------  -------------

Net Income                                                       $ 570,265         $ 580,540     $1,121,806     $1,154,855
                                                              =============    ==============  =============  =============

Income Per Limited Partner Unit:
    Continuing Operations                                         $   7.84          $   7.82      $   15.43      $   15.56
    Discontinued Operations                                           0.31              0.47           0.60           0.94
                                                              -------------    --------------  -------------  -------------

                                                                  $   8.15          $   8.29      $   16.03      $   16.50
                                                              =============    ==============  =============  =============

Weighted Average Number of Limited Partner
    Units Outstanding                                               70,000            70,000         70,000         70,000
                                                              =============    ==============  =============  =============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                           Six Months Ended          Year Ended
                                                                               June 30,             December 31,
                                                                                 2003                   2002
                                                                          --------------------    ------------------
General partners:
    Beginning balance                                                           $     291,598          $    291,598
    Net income                                                                             --                    --
                                                                          --------------------    ------------------
                                                                                      291,598               291,598
                                                                          --------------------    ------------------

Limited partners:
    Beginning balance                                                              26,736,255            27,413,939
    Net income                                                                      1,121,806             2,472,316
    Distributions ($22.50 and $45.00 per
       limited partner unit, respectively)                                         (1,575,000 )          (3,150,000 )
                                                                          --------------------    ------------------
                                                                                   26,283,061            26,736,255
                                                                          --------------------    ------------------

Total partners' capital                                                        $   26,574,659         $  27,027,853
                                                                          ====================    ==================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                     2003               2002
                                                                                 --------------     --------------
   Increase (Decrease) in Cash and Cash Equivalents

       Net Cash Provided by Operating Activities                                   $ 1,427,908        $ 1,480,524
                                                                                 --------------     --------------

       Cash Flows from Investing Activities:
          Insurance proceeds for casualty loss on building                             590,132                 --
          Proceeds from sale of assets                                                 472,425                 --
          Investment in joint venture                                                       --           (247,437 )
                                                                                 --------------     --------------
                 Net cash provided by (used in) investing activities                 1,062,557           (247,437 )
                                                                                 --------------     --------------

       Cash Flows from Financing Activities:
          Distributions to limited partners                                         (1,575,000 )       (1,575,000 )
          Distributions to holder of minority interest                                      --            (11,245 )
                                                                                 --------------     --------------
                 Net cash used in financing activities                              (1,575,000 )       (1,586,245 )
                                                                                 --------------     --------------

   Net Increase (Decrease) in Cash and Cash Equivalents                                915,465           (353,158 )

   Cash and Cash Equivalents at Beginning of Period                                  1,168,450          1,126,921
                                                                                 --------------     --------------

   Cash and Cash Equivalents at End of Period                                      $ 2,083,915         $  773,763
                                                                                 ==============     ==============

   Supplemental Schedule of Non-Cash Financing
       Activities:

          Distributions declared and unpaid at end of
             period                                                                 $  787,500         $  787,500
                                                                                 ==============     ==============



           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2003 and 2002


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2003 may not be indicative of the results that may be expected for the year ending December 31, 2003. Amounts as of December 31, 2002, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund VI, Ltd. (the "Partnership") for the year ended December 31, 2002.

         In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN 46 apply immediately to variable interest entities, created after January 31, 2003, and to older entities, in the first fiscal year or interim period beginning after June 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

2.       Reclassification:

         Certain items in the prior year's financial statements have been reclassified to conform to 2003 presentation. These reclassifications had no effect on total partners' capital or net income.

3.       Real Estate Properties with Operating Leases:

         In October 2002, the building on the property in Marietta, Georgia was destroyed by fire and the tenant terminated its lease relating to this property. In March 2003, the Partnership received approximately $590,100 in insurance proceeds, resulting in a gain on casualty loss of approximately $12,400 during the six months ended June 30, 2003. The Partnership had recorded a provision for write-down of assets in the previous year relating to this property.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
               Quarter and Six Months Ended June 30, 2003 and 2002


4.       Investment in Joint Ventures:

         In June 2003, Show Low Joint Venture, in which the Partnership owns a 36% interest, entered into an agreement, with a third party, to sell its vacant property in Greensboro, North Carolina. As a result, the joint venture reclassified the asset from real estate property with an operating lease to real estate held for sale. The reclassified asset was recorded at the lower of its carrying amount or fair value, less cost to sell. As a result, the joint venture recorded a provision for write-down of assets of $55,500 during the quarter and six months ended June 30, 2003. The provision represented the difference between the net carrying value of the property and its estimated fair value. The joint venture had recorded provisions for write-down of assets in previous years relating to this property. In addition, the joint venture stopped recording depreciation once the property was identified for sale. Based on the pending contract to sell the property. The financial results for this property are reflected as Discontinued Operations in the condensed financial information presented below.

         Auburn Joint Venture, Show Low Joint Venture, Asheville Joint Venture, Melbourne Joint Venture, and Warren Joint Venture, each own and lease one property to an operator of national fast-food or family-style restaurants. In addition, the Partnership and affiliates as tenants-in-common in ten separate tenancy in common arrangements each own and lease one property to an operator of national fast-food or family-style restaurants. The following presents the combined, condensed financial information for the joint ventures and the properties held as tenants-in-common with affiliates at:

                                                                      June 30,                       December 31,
                                                                        2003                             2002
                                                                   ----------------                 ----------------
          Real estate properties with operating
               leases, net                                             $14,736,794                     $ 14,884,873
          Net investment in direct financing
               leases                                                    2,695,482                        2,719,398
          Real estate held for sale                                        497,260                          562,600
          Cash                                                              68,205                           34,613
          Receivables                                                       29,942                           30,855
          Accrued rental income                                            687,336                          635,573
          Other assets                                                         100                              444
          Liabilities                                                       17,413                            3,519
          Partners' capital                                             18,697,706                       18,864,837


                                                       Quarter Ended June 30,          Six Months Ended June 30,
                                                      2003              2002             2003            2002
                                                   ------------    ----------------  -------------  ----------------

          Revenues                                   $ 505,845         $   423,834     $1,009,058       $   843,875
          Expenses                                     (75,704 )           (61,783 )     (151,036 )        (135,825 )
                                                   ------------    ----------------  -------------  ----------------
            Income from Continuing Operations          430,141             362,051        858,022           708,050
                                                   ------------    ----------------  -------------  ----------------

          Discontinued operations:
            Revenues                                        --                  --             94             6,860
            Expenses                                   (11,058 )           (11,501 )      (21,845 )         (20,425 )
            Provision for write-down of assets         (55,500 )                --        (55,500 )              --
                                                   ------------    ----------------  -------------  ----------------
                                                       (66,558 )           (11,501 )      (77,251 )         (13,565 )
                                                   ------------    ----------------  -------------  ----------------

          Net Income                                 $ 363,583         $   350,550      $ 780,771       $   694,485
                                                   ============    ================  =============  ================

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
               Quarter and Six Months Ended June 30, 2003 and 2002


4.       Investment in Joint Ventures - Continued:

         The Partnership recognized income of $359,285 and $340,427 during the six months ended June 30, 2003 and 2002, respectively, from these joint ventures and tenancy in common arrangements, $169,551 and $170,708 of which were earned during the quarters ended June 20, 2003 and 2002, respectively.

5.       Discontinued Operations:

         During 2002, the Partnership identified and sold one property, owned by Caro Joint Venture, in which the Partnership owned a 66.14% interest and which was accounted for under the consolidation method, that was classified as Discontinued Operations in the accompanying financial statements. In January 2003, the Partnership identified another property for sale. In June 2003, the Partnership sold this property in Broken Arrow, Oklahoma and recorded no gain or loss on disposal of assets during the quarter and six months ended June 30, 2003. The Partnership had recorded provisions for write-down of assets relating to this property in previous years.

         The operating results of the discontinued operations for these two properties are as follows:

                                                    Quarter Ended June 30,        Six Months Ended June 30,
                                                      2003           2002             2003           2002
                                                  -------------  -------------   ---------------  ------------
              Rental revenues                       $   21,906      $  43,445       $    41,884      $ 86,572
              Expenses                                      --         (3,651 )            (225 )      (8,100 )
              Minority interest in income of
                  consolidated joint venture                --         (6,566 )              --       (12,879 )
                                                  -------------  -------------   ---------------  ------------
              Income from discontinued
                  operations                        $   21,906      $  33,228        $   41,659      $ 65,593
                                                  =============  =============   ===============  ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund VI, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 17, 1988 to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of selected national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance, and utilities. As of June 30, 2002, the Partnership owned 25 Properties directly and 15 Properties indirectly through joint venture or tenancy in common arrangements. As of June 30, 2003, the Partnership owned 23 Properties directly and 15 Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         Cash from operating activities was $1,427,908 and $1,480,524 for the six months ended June 30, 2003 and 2002, respectively. Other sources and uses of cash included the following during the six months ended June 30, 2003.

         In October 2002, the building on the Property in Marietta, Georgia was destroyed by fire and the tenant terminated its lease relating to the Property. In March 2003, the Partnership collected approximately $590,100 in insurance proceeds relating to this Property, resulting in a gain of approximately $12,400 during the six months ended June 30, 2003. The Partnership intends to use these proceeds to either construct a new building or to invest in an additional Property.

         In June 2003, the Partnership sold its Property in Broken Arrow, Oklahoma, to a third party and received net sales proceeds of approximately $472,400, resulting in no gain or loss on disposal assets during the quarter and six months ended June 30, 2003. The Partnership had recorded provisions for write-down of assets in previous years relating to this asset. The Partnership intends to reinvest these proceeds in an additional Property or to pay liabilities of the Partnership as needed.

         At June 30, 2003, the Partnership had $2,083,915 in cash and cash equivalents, as compared to $1,168,450 at December 31, 2002. At June 30, 2003, these funds were held in demand deposit accounts at commercial banks. The increase in cash and cash equivalents at June 30, 2003, as compared to December 31, 2002, was due to the Partnership holding the sales proceeds from the sale of the Property in Broken Arrow, Oklahoma and the insurance proceeds relating to the casualty loss on the Property in Marietta, Georgia. The funds remaining at June 30, 2003, after the payment of distributions and other liabilities, will be used to invest in an additional Property and to meet the Partnership's working capital needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, the Partnership declared distributions to limited partners of $1,575,000 for each of the six months ended June 30, 2003 and 2002, ($787,500 for each of the quarters ended June 30, 2003 and 2002). This represents distributions of $22.50 per unit for each of the six months ended June 30, 2003 and 2002, ($11.25 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and six months ended June 30, 2003 and 2002. No amounts distributed to the limited partners for the six months ended June 30, 2003 and 2002 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, were $887,588 at June 30, 2003, as compared to $891,111 at December 31, 2002. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         Total rental revenues were $1,056,338 during the six months ended June 30, 2003, as compared to $1,121,856 during the same period of 2002, $523,947 and $560,743 of which were earned during the second quarters of 2003 and 2002, respectively. Rental revenues were lower during the quarter and six months ended June 30, 2003 because the Partnership stopped recording rental revenues in October 2002 when the building on the Property in Marietta, Georgia was destroyed by fire and the tenant terminated the lease relating to this Property. In March 2003, the Partnership received approximately $590,100 in insurance proceeds and intends to use these proceeds to construct a new building or invest in an additional Property. During 2002, a tenant, Loco Lupe's of Hermitage, Inc., filed for bankruptcy. In June 2003, the tenant affirmed the lease. The Partnership has continued receiving rental payments relating to this lease.

         The Partnership also earned $10,769 in contingent rental income during the six months ended June 30, 2003, as compared to $17,163 during the same period of 2002, $7,339 and $7,388 of which were earned during the second quarters of 2003 and 2002, respectively.

         The Partnership also earned $359,285 attributable to net income earned by unconsolidated joint ventures during the six months ended June 30, 2003, as compared to $340,427 during the same period of 2002, $169,551 and $170,708 of which were earned during the quarters ended June 30, 2003 and 2002, respectively. Net income earned by joint ventures was higher during the six months ended June 30, 2003, because the Partnership acquired two Properties in June 2002, each as a separate tenancy in common arrangement with CNL Income Fund XI, Ltd., a Florida limited partnership and an affiliate of the general partners. The increase in net income earned by joint ventures was partially offset by the fact that during 2002, Houlihan's Restaurant, Inc., which leased the Property owned by Show Low Joint Venture, filed for bankruptcy and rejected the lease relating to this Property. As a result, the joint venture, in which the Partnership owns a 36% interest, stopped recording rental revenues relating to this Property. In addition, during the quarter and six months ended June 30, 2003, Show Low Joint Venture recorded a provision for write-down of assets of $55,500 relating to this Property. The provision represented the difference between the Property's net carrying value and its estimated fair value. The lost revenues resulting from this vacant Property and the wholly-owned Property in Marietta, Georgia will continue to have an adverse effect on the results of operations of the Partnership until the Properties are re-leased.

         Operating expenses, including depreciation and amortization expense, were $358,878 during the six months ended June 30, 2003, as compared to $396,694 during the same period of 2002, $152,724 and $195,334 of which were incurred during the quarters ended June 30, 2003 and 2002, respectively. Operating expenses were higher during the quarter and six months ended June 30, 2002, because the Partnership elected to reimburse the tenant of the Properties in El Paso, and Amarillo, Texas for certain renovation costs. In addition, depreciation expense decreased during the quarter and six months ended June 30, 2003 as a result of the building on the Property in Marietta, Georgia being destroyed by fire in October 2002. The decrease in operating expenses was partially offset by an increase in state tax expense relating to several states in which the Partnership conducts business.

         In March 2003, the Partnership received insurance proceeds relating to the Property in Marietta, Georgia that was destroyed by fire in October 2002, as described above. As a result, the Partnership recorded a gain of approximately $12,400 during the six months ended June 30, 2003.

         During the year ended December 31, 2002, the Partnership identified and sold one Property, owned by Caro Joint Venture, in which the Partnership owned a 66.14% interest and accounted for under the consolidation method, that was classified as Discontinued Operations in the accompanying financial statements. In addition, in January 2003, the Partnership identified for sale its Property in Broken Arrow, Oklahoma. The Partnership recognized net rental income (rental revenues less Property related expenses) of $33,228 and $65,593 during the quarter and six months ended June 30, 2002, respectively, relating to these two Properties. In June 2003, the Partnership sold the Property in Broken Arrow, Oklahoma and recorded no gain or loss on disposal of assets. The Partnership had recorded provisions for write-down of assets in previous years relating to this Property. The Partnership recognized net rental income of $21,906 and $41,659 during the quarter and six months ended June 30, 2003, relating to this Property.

         During the quarter and six months ended June 30, 2003, Show Low Joint Venture, in which the Partnership owns a 36% interest, entered into an agreement, with a third party, to sell its vacant Property in Greensboro, North Carolina. The financial results relating to this Property were classified as Discontinued Operations in the combined, condensed financial information for the joint ventures and the properties held as tenants-in-common with affiliates reported in the footnotes to the accompanying financial statements. The Partnership's pro-rata share of these amounts was included in equity in earnings of unconsolidated joint ventures in the accompanying financial statements.

         In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period beginning after June 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.


ITEM 4.  CONTROLS AND PROCEDURES

         The general partners maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the Partnership's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The principal executive and financial officers of the corporate general partner have evaluated the Partnership's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

         There was no change in internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

                     31.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to Rule 13a-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                     31.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to Rule 13a-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                     32.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to 18 U.S.C.
                            Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                     32.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to 18 U.S.C.
                            Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

             (b)   Reports on Form 8-K

                   No reports on Form 8-K were filed during the quarter ended June 30, 2003.








                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 5th day August, 2003.


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

                     31.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to Rule 13a-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                     31.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to Rule 13a-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                     32.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to 18 U.S.C.
                            Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                     32.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to 18 U.S.C.
                            Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                                  EXHIBIT 31.1

                                  EXHIBIT 31.2

                                  EXHIBIT 32.1

                                  EXHIBIT 32.2