Form 10-Q
period 2003-09-30
CNL INCOME FUND VI LTD
filed 2003-11-13
CIK 837986

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

   (X)           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended                      September 30, 2003
                                   ---------------------------------------------

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


                            CNL Income Fund VI, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Florida                                       59-2922954
--------------------------------                --------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)


450 South Orange Avenue
Orlando, Florida                                           32801
--------------------------------                --------------------------------
  (Address of principal executive offices)              (Zip Code)


Registrant's telephone number
(including area code)                                 (407) 540-2000
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

                                    CONTENTS



                                                                      Page
Part I.

     Item 1.    Financial Statements:

                    Condensed Balance Sheets                           1

                    Condensed Statements of Income                     2

                    Condensed Statements of Partners' Capital          3

                    Condensed Statements of Cash Flows                 4

                    Notes to Condensed Financial Statements            5-8

     Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                9-12

     Item 3.    Quantitative and Qualitative Disclosures About
                    Market Risk
                   12

     Item 4.    Controls and Procedures                                12

Part II.

     Other Information                                                 13-14

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                            September 30,            December 31,
                                                                                 2003                    2002
                                                                          -------------------     -------------------

                              ASSETS

Real estate properties with operating leases, net                              $  14,442,238           $  14,701,960
Net investment in direct financing leases                                          1,792,578               1,835,770
Real estate held for sale                                                                 --                 472,425
Investment in joint ventures                                                       8,397,023               8,483,605
Cash and cash equivalents                                                          1,982,905               1,168,450
Receivables, less allowance for doubtful accounts of $9,774 in
   2002                                                                                9,310                 676,461
Accrued rental income, less allowance for doubtful accounts of
  $9,697, in 2003 and 2002                                                           560,692                 550,037
Other assets                                                                          38,310                  30,256
                                                                          -------------------     -------------------
                                                                               $  27,223,056           $  27,918,964
                                                                          ===================     ===================

                 LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses                                           $     21,727            $     34,851
Real estate taxes payable                                                             10,902                  13,010
Distributions payable                                                                787,500                 787,500
Due to related parties                                                                17,786                  14,423
Rents paid in advance                                                                 46,554                  41,327
                                                                          -------------------     -------------------
    Total liabilities                                                                884,469                 891,111

Partners' capital                                                                 26,338,587              27,027,853
                                                                          -------------------     -------------------
                                                                               $  27,223,056           $  27,918,964
                                                                          ===================     ===================

            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                      Quarter Ended                 Nine Months Ended
                                                                      September 30,                   September 30,
                                                                  2003             2002            2003           2002
                                                              -------------    --------------  -------------  -------------

Revenues:
    Rental income from operating leases                          $ 473,059         $ 501,152     $1,427,218     $1,517,688
    Earned income from direct financing leases                      50,452            52,095        152,631        157,415
    Contingent rental income                                         7,673             6,282         18,442         23,445
    Interest and other income                                        1,461             2,767          1,738          9,277
                                                              -------------    --------------  -------------  -------------
                                                                   532,645           562,296      1,600,029      1,707,825
                                                              -------------    --------------  -------------  -------------
Expenses:
    General operating and administrative                            54,722            60,952        188,193        196,857
    Property related                                                14,776             3,537         21,257         49,844
    State and other taxes                                            1,128                51         46,080         28,687
    Depreciation and amortization                                   86,987            92,923        260,961        278,769
                                                              -------------    --------------  -------------  -------------
                                                                   157,613           157,463        516,491        554,157
                                                              -------------    --------------  -------------  -------------
Income Before Gain on Casualty Loss of Building and
     Equity in Earnings of Unconsolidated Joint Ventures           375,032           404,833      1,083,538      1,153,668

Gain on Casualty Loss of Building                                       --                --         12,356             --

Equity in Earnings of Unconsolidated Joint Ventures                176,396           198,605        535,681        539,032
                                                              -------------    --------------  -------------  -------------
Income from Continuing Operations                                  551,428           603,438      1,631,575      1,692,700

Discontinued Operations:
    Income from discontinued operations                                 --            28,406         41,659         93,999
                                                              -------------    --------------  -------------  -------------

Net Income                                                       $ 551,428         $ 631,844     $1,673,234     $1,786,699
                                                              =============    ==============  =============  =============

Income Per Limited Partner Unit:
    Continuing Operations                                         $   7.88          $   8.62      $   23.31      $   24.18
    Discontinued Operations                                             --              0.41           0.59           1.34
                                                              -------------    --------------  -------------  -------------

                                                                  $   7.88          $   9.03      $   23.90      $   25.52
                                                              =============    ==============  =============  =============
Weighted Average Number of Limited Partner
    Units Outstanding                                               70,000            70,000         70,000         70,000
                                                              =============    ==============  =============  =============

            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                           Nine Months Ended         Year Ended
                                                                             September 30,          December 31,
                                                                                  2003                  2002
                                                                          ---------------------   ------------------

General partners:
    Beginning balance                                                           $      291,598         $    291,598
    Net income                                                                              --                   --
                                                                          ---------------------   ------------------
                                                                                $      291,598         $    291,598
                                                                          ---------------------   ------------------

Limited partners:
    Beginning balance                                                               26,736,255           27,413,939
    Net income                                                                       1,673,234            2,472,316
    Distributions ($33.75 and $45.00 per
       limited partner unit, respectively)                                          (2,362,500 )         (3,150,000 )
                                                                          ---------------------   ------------------
                                                                                    26,046,989           26,736,255
                                                                          ---------------------   ------------------

Total partners' capital                                                        $    26,338,587        $  27,027,853
                                                                          =====================   ==================

            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                     2003               2002
                                                                                 --------------     --------------

   Net Cash Provided by Operating Activities                                       $ 2,114,398        $ 2,232,266
                                                                                 --------------     --------------

Cash Flows from Investing Activities:
       Insurance proceeds for casualty loss on building                                590,132                 --
       Proceeds from sale of assets                                                    472,425                 --
       Investment in joint venture                                                          --           (247,437 )
                                                                                 --------------     --------------
             Net cash provided by (used in) investing activities                     1,062,557           (247,437 )
                                                                                 --------------     --------------
   Cash Flows from Financing Activities:
       Distributions to limited partners                                            (2,362,500 )       (2,362,500 )
       Distributions to holder of minority interest                                         --            (12,018 )
                                                                                 --------------     --------------
             Net cash used in financing activities                                  (2,362,500 )       (2,374,518 )
                                                                                 --------------     --------------

   Net Increase (Decrease) in Cash and Cash Equivalents                                814,455           (389,689 )

   Cash and Cash Equivalents at Beginning of Period                                  1,168,450          1,126,921
                                                                                 --------------     --------------

   Cash and Cash Equivalents at End of Period                                      $ 1,982,905         $  737,232
                                                                                 ==============     ==============

   Supplemental Schedule of Non-Cash Financing Activities:

       Distributions declared and unpaid at end of period                           $  787,500         $  787,500
                                                                                 ==============     ==============

            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2003 and 2002


1.   Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2003 may not be indicative of the results that may be expected for the year ending December 31, 2003. Amounts as of December 31, 2002, included in the financial statements, have been derived from audited financial statements as of that date.

     These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund VI, Ltd. (the "Partnership") for the year ended December 31, 2002.

     In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN 46 apply immediately to variable interest entities, created after January 31, 2003, and to older entities, in the first fiscal year or interim period ending after December 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements of the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

     In May 2003, the FASB issued FASB Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FAS 150"). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FAS 150 will require issuers to classify certain financial instruments as liabilities (or assets in some circumstances) that previously were classified as equity. One requirement of FAS 150 is that minority interests for majority owned finite lived entities be classified as a liability and recorded at fair market value. FAS 150 initially applied immediately to all financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. Effective October 29, 2003, the FASB deferred implementation of FAS 150 as it applies to minority interests of finite lived Partnerships. The deferral of these provisions is expected to remain in effect while these interests are addressed in either Phase II of the FASB's Liabilities and Equity project or Phase II of the FASB's Business Combinations project; therefore, no specific timing for the implementation of these provisions has been stated. The implementation of the currently effective aspects of FAS 150 did not have an impact on the Partnership's results of operations.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2003 and 2002


2.   Reclassification

     Certain  items  in  the  prior  year's   financial   statements  have  been
     reclassified to conform to 2003 presentation. These reclassifications had no effect on total partners' capital or net income.

3.   Real Estate Properties with Operating Leases

     In October 2002, the building on the property in Marietta, Georgia was destroyed by fire and the tenant terminated its lease relating to this property. In March 2003, the Partnership received approximately $590,100 in insurance proceeds, resulting in a gain on casualty loss of approximately $12,400 during the nine months ended September 30, 2003. The Partnership had recorded a provision for write-down of assets in the previous year relating to this property. In September 2003, the Partnership entered into a new lease, with a new tenant for this property. The lease terms for this property are substantially the same as the Partnership's other leases. In connection with the new lease, the new tenant has agreed to construct a new building on the Property.

4.   Investment in Joint Ventures

     In September 2003, Show Low Joint Venture, in which the Partnership owns a 36% interest, sold its vacant property in Greensboro, North Carolina to a third party and recorded a loss on disposal of assets of approximately $29,500. The joint venture had recorded provisions for write-down of assets in previous periods relating to this property, including a provision for write-down of assets of $55,500 during the nine months ended September 30, 2003. The financial results for this property are reflected as Discontinued Operations in the condensed financial information presented below.

     Auburn Joint Venture, Asheville Joint Venture, Melbourne Joint Venture, and Warren Joint Venture, each own one property. In addition, the Partnership and affiliates as tenants-in-common in ten separate tenancy in common arrangements each own one property.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2003 and 2002


4.   Investment in Joint Ventures - Continued

     The following presents the combined, condensed financial information for the joint ventures and the properties held as tenants-in-common with affiliates at:

                                                                    September 30,                    December 31,
                                                                        2003                             2002
                                                                   ----------------                 ----------------

          Real estate properties with operating                       $ 14,662,754                     $ 14,884,873
              leases, net
          Net investment in direct financing
              leases                                                     2,682,244                        2,719,398
          Real estate held for sale                                             --                          562,600
          Cash                                                             517,588                           34,613
          Receivables                                                        6,061                           30,855
          Accrued rental income                                            708,814                          635,573
          Other assets                                                         100                              444
          Liabilities                                                       10,946                            3,519
          Partners' capital                                             18,566,615                       18,864,837


                                                            Quarter Ended             Nine Months Ended September
                                                            September 30,                         30,
                                                      2003              2002             2003            2002
                                                   ------------    ----------------  -------------  ----------------

          Revenues                                   $ 501,328         $   540,501     $1,510,386      $  1,384,376
          Expenses                                     (81,737 )           (81,783 )     (232,773 )        (217,608 )
                                                   ------------    ----------------  -------------  ----------------
            Income from continuing operations          419,591             458,718      1,277,613         1,166,768
                                                   ------------    ----------------  -------------  ----------------
          Discontinued operations:
            Revenues                                        --                  --             94             6,860
            Expenses                                    (6,112 )           (17,498 )      (27,957 )         (37,923 )
            Provision for write-down of assets              --                  --        (55,500 )              --
            Loss on disposal of assets                 (29,509 )                --        (29,509 )              --
                                                   ------------    ----------------  -------------  ----------------
                                                       (35,621 )           (17,498 )     (112,872 )         (31,063 )
                                                   ------------    ----------------  -------------  ----------------

          Net Income                                 $ 383,970         $   441,220     $1,164,741      $  1,135,705
                                                   ============    ================  =============  ================


     The Partnership recognized income of $535,681 and $539,032 during the nine months ended September 30, 2003 and 2002, respectively, $176,396 and $198,605 of which were earned during the third quarters of 2003 and 2002, respectively, from these joint ventures and tenants-in-common arrangements.

5.   Discontinued Operations

     During 2002, the Partnership identified and sold one property, owned by Caro Joint Venture, in which the Partnership owned a 66.14% interest and which was accounted for under the consolidation method, that was classified as Discontinued Operations in the accompanying financial statements. In January 2003, the Partnership identified another property for sale. In June 2003, the Partnership sold this property in Broken

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2003 and 2002


5.   Discontinued Operations - Continued

     Arrow, Oklahoma and recorded no gain or loss on disposal of assets during the nine months ended September 30, 2003. The Partnership had recorded provisions for write-down of assets relating to this property in previous years.

     The operating results of the discontinued operations for these properties are as follows:


                                                         Quarter Ended           Nine Months Ended September
                                                         September 30,                       30,
                                                      2003           2002             2003           2002
                                                  -------------  -------------   ---------------  ------------

              Rental revenues                           $   --      $  38,719                 $     $ 125,291
                                                                                         41,884
              Expenses                                      --         (4,644 )            (225 )     (12,744 )
              Minority interest in income of
                  consolidated joint venture                --         (5,669 )              --       (18,548 )
                                                  -------------  -------------   ---------------  ------------
              Income from discontinued
                  operations                            $   --      $  28,406        $   41,659      $ 93,999
                                                  =============  =============   ===============  ============

6.   Subsequent Events

     In October 2003, Show Low Joint Venture was dissolved and the Partnership received approximately $189,200 as its pro-rata share of the liquidating distribution from the joint venture. No gain or loss was recognized related to the dissolution. The Partnership owned a 36% interest in this joint venture.

     In October 2003, Chevy's, Inc., the tenant of the property in Vancouver, Washington which the Partnership owns as tenants-in-common with affiliates of the general partners, filed for Chapter 11 bankruptcy protection. The Partnership owns a 23.04% interest in this property. As of November 7, 2003, Chevy's, Inc. had neither rejected nor affirmed the lease related to this property.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        CNL Income Fund VI, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 17, 1988 to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed which are leased primarily to operators of selected national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance, and utilities. As of September 30, 2002, the Partnership owned 25 Properties directly and 15 Properties indirectly through joint venture or tenancy in common arrangements. As of September 30, 2003, the Partnership owned 23 Properties directly and 14 Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

        Cash from operating activities was $2,114,398 for the nine months ended September 30, 2003, as compared to $2,232,266 during the same period of 2002. Other sources and uses of cash included the following during the nine months ended September 30, 2003.

        In October 2002, the building on the Property in Marietta, Georgia was destroyed by fire and the tenant terminated its lease relating to the Property. In March 2003, the Partnership collected approximately $590,100 in insurance proceeds relating to this Property, resulting in a gain of approximately $12,400 during the nine months ended September 30, 2003. The Partnership intends to use these proceeds to either invest in an additional Property or pay liabilities of the Partnership as needed.

        In June 2003, the Partnership sold its Property in Broken Arrow, Oklahoma, to a third party and received net sales proceeds of approximately
$472,400, resulting in no gain or loss on disposal of assets during the nine months ended September 30, 2003. The Partnership had recorded provisions for write-down of assets in previous years relating to this asset. The Partnership intends to reinvest these proceeds in an additional Property or to pay liabilities of the Partnership as needed.

        In September 2003, Show Low Joint Venture, in which the Partnership owns a 36% interest, sold its Property in Greensboro, North Carolina to a third party and received net sales proceeds of approximately $468,900, resulting in a loss to the joint venture of approximately $29,500. The joint venture had recorded provisions for write-down of assets relating to this Property in previous periods, including a provision for write-down of assets of $55,500 during the nine months ended September 30, 2003. In October 2003, the Partnership received approximately $189,200 as its pro-rata share of the liquidating distribution from the joint venture. The Partnership intends to use these proceeds to either invest in an additional Property or pay liabilities of the Partnership.

        At September 30, 2003, the Partnership had $1,982,905 in cash and cash equivalents, as compared to $1,168,450 at December 31, 2002. At September 30, 2003, these funds were held in demand deposit accounts at commercial banks. The increase in cash and cash equivalents at September 30, 2003, as compared to December 31, 2002, was due to the Partnership holding the sales proceeds from the sale of the Property in Broken Arrow, Oklahoma and holding the insurance proceeds relating to the casualty loss on the Property in Marietta, Georgia. The funds remaining at September 30, 2003, after the payment of distributions and other liabilities, will be used to invest in an additional Property and to meet the Partnership's working capital needs.

        In October 2003, Chevy's, Inc., the tenant of the Property in Vancouver, Washington which the Partnership owns as tenants-in-common with affiliates of the general partners, filed for Chapter 11 bankruptcy protection. The Partnership owns a 23.04% interest in this Property. As of November 7, 2003, Chevy's, Inc. had neither rejected nor affirmed the lease related to this Property. The lost revenues that would result if the lease were to be rejected will have an adverse effect on the equity in earnings of joint ventures of the Partnership if the tenancy in common is not able to re-lease or sell the Property in a timely manner.

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

        The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, the Partnership declared distributions to limited partners of $2,362,500 for each of the nine months ended September 30, 2003 and 2002, ($787,500 for each of the quarters ended September 30, 2003 and 2002). This represents distributions of $33.75 per unit for each of the nine months ended September 30, 2003 and 2002, ($11.25 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and nine months ended September 30, 2003 and 2002. No amounts distributed to the limited partners for the nine months ended September 30, 2003 and 2002 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

        Total liabilities, including distributions payable, were $884,469 at September 30, 2003, as compared to $891,111 at December 31, 2002. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

        The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

        Total rental revenues were $1,579,849 during the nine months ended September 30, 2003, as compared to $1,675,103 during the same period of 2002, $523,511 and $553,247 of which were earned during the third quarters of 2003 and 2002, respectively. Rental revenues were lower during the quarter and nine months ended September 30, 2003 because the Partnership stopped recording rental revenues in October 2002 when the building on the Property in Marietta, Georgia was destroyed by fire and the tenant terminated the lease relating to this Property. In March 2003, the Partnership received approximately $590,100 in insurance proceeds and intends to use these proceeds to invest in an additional Property or pay liabilities of the Partnership. In September 2003, the Partnership entered into a new lease, with a new tenant, for this Property. The lease terms for this Property are substantially the same as the Partnership's other leases. In connection with the new lease, the new tenant has agreed to construct a new building on the Property. Construction of the building is expected to be completed early in 2004, at which point rental payments are expected to commence.

        During 2002, a tenant, Loco Lupe's of Hermitage, Inc., filed for bankruptcy. In June 2003, the tenant affirmed the one lease it has with the Partnership. The Partnership has continued receiving rental payments relating to this lease.

        The Partnership also earned $18,442 in contingent rental income during the nine months ended September 30, 2003, as compared to $23,445 during the same period of 2002, $7,673 and $6,282 of which were earned during the third quarters of 2003 and 2002, respectively.

        The Partnership also earned $535,681 attributable to net income earned by unconsolidated joint ventures during the nine months ended September 30, 2003, as compared to $539,032 during the same period of 2002, $176,396 and $198,605 of which were earned during the third quarters of 2003 and 2002, respectively. Net income earned by joint ventures was lower during the quarter and nine months ended September 30, 2003, because Houlihan's Restaurant, Inc., which leased the Property owned by Show Low Joint Venture, filed for bankruptcy and rejected the lease relating to this Property in January 2002. As a result, the joint venture, in which the Partnership owns a 36% interest, stopped recording rental revenues relating to this Property. In addition, during the nine months ended September 30, 2003, Show Low Joint Venture recorded a provision for write-down of assets of $55,500 relating to this Property. The provision represented the difference between the Property's net carrying value and its estimated fair value. In September 2003, the joint venture sold this vacant Property to a third party and recorded an additional loss of approximately $29,500. In October 2003, the joint venture was dissolved. The Partnership intends to use these proceeds to either invest in another Property or to pay liabilities of the Partnership. The decrease in net income earned by unconsolidated joint ventures was partially offset by the fact that the Partnership acquired two Properties in June 2002, each as a separate tenancy in common arrangement with CNL Income Fund XI, Ltd., a Florida limited partnership and an affiliate of the general partners.

        Operating expenses, including depreciation and amortization expense, were $516,491 during the nine months ended September 30, 2003, as compared to $554,157 during the same period of 2002, $157,613 and $157,463 of which were incurred during the third quarters of 2003 and 2002, respectively. Operating expenses were higher during the nine months ended September 30, 2002, because the Partnership elected to reimburse the tenant of the Properties in El Paso, and Amarillo, Texas for certain renovation costs. In addition, depreciation expense decreased during the quarter and nine months ended September 30, 2003 as a result of the building on the Property in Marietta, Georgia being destroyed by fire in October 2002. The decrease in operating expenses was partially offset by an increase in state tax expense relating to several states in which the Partnership conducts business. During the quarter and nine months ended September 30, 2002 and 2003 the Partnership incurred certain property related expenses, such as legal fees, repairs and maintenance, insurance and real estate taxes relating to vacant Properties. In May 2002, the Partnership assigned the lease relating to one of the two vacant Properties to a new tenant. The Partnership did not incur any additional expenses relating to this Property after the assignment of the lease had occurred. In September 2003, the Partnership entered into a new lease for the remaining vacant Property, as described above. The new tenant is responsible for real estate taxes, insurance, and maintenance relating to the Property in accordance with the terms of its lease; therefore, the general partners do not anticipate the Partnership will incur these expenses for this Property in the future.

        In March 2003, the Partnership received insurance proceeds relating to the Property in Marietta, Georgia that was destroyed by fire in October 2002, as described above. As a result, the Partnership recorded a gain of approximately $12,400 during the nine months ended September 30, 2003.

        During the year ended December 31, 2002, the Partnership identified and sold one Property, owned by Caro Joint Venture, in which the Partnership owned a 66.14% interest and accounted for under the consolidation method, that was classified as Discontinued Operations in the accompanying financial statements. In addition, in January 2003, the Partnership identified for sale its Property in Broken Arrow, Oklahoma. The Partnership recognized net rental income (rental revenues less Property related expenses) of $28,406 and $93,999 during the quarter and nine months ended September 30, 2002, respectively, relating to these two Properties. In June 2003, the Partnership sold the Property in Broken Arrow, Oklahoma and recorded no gain or loss on disposal of assets. The Partnership had recorded provisions for write-down of assets in previous years relating to this Property. The Partnership recognized net rental income of $41,659 during the nine months ended September 30, 2003, relating to this Property.

        In September 2003, Show Low Joint Venture, in which the Partnership owns a 36% interest, sold its Property in Greensboro, North Carolina, as described above. The financial results relating to this Property were classified as Discontinued Operations in the combined, condensed financial information for the joint ventures and the properties held as tenants-in-common with affiliates reported in the footnotes to the accompanying financial statements. The Partnership's pro-rata share of these amounts was included in equity in earnings of unconsolidated joint ventures in the accompanying financial statements.

        In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period ending after December 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements of the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

        In May 2003, the FASB issued FASB Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FAS 150"). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FAS 150 will require issuers to classify certain financial instruments as liabilities (or assets in some circumstances) that previously were classified as equity. One requirement of FAS 150 is that minority interests for majority owned finite lived entities be classified as a liability and recorded at fair market value. FAS 150 initially applied immediately to all financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. Effective October 29, 2003, the FASB deferred implementation of FAS 150 as it applies to minority interests of finite lived Partnerships. The deferral of these provisions is expected to remain in effect while these interests are addressed in either Phase II of the FASB's Liabilities and Equity project or Phase II of the FASB's Business Combinations project; therefore, no specific timing for the implementation of these provisions has been stated. The implementation of the currently effective aspects of FAS 150 did not have an impact on the Partnership's results of operations.

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

        (b)    Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended September 30, 2003.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          DATED this 10th day November, 2003.


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