Form 10-K
period 2003-12-31
CNL INCOME FUND VI LTD
filed 2004-03-30
CIK 837986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2003

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

         As of December 31, 2000, the Partnership owned 23 Properties directly and 15 Properties indirectly through joint venture and tenancy in common arrangements. In 2001, the Partnership reinvested the net sales proceeds from the 2000 sale of four Properties in Florida in a Property in Burley, Idaho and a Property in Cleburne, Texas. During 2001, the Partnership sold its Properties in Chester, Pennsylvania and Cheyenne, Wyoming and the Properties in Dublin, California and Round Rock, Texas, each of which was held with an affiliate of the General Partners as tenants-in-common. The Partnership reinvested the majority of the sales proceeds from the sales of the Properties in Chester, Pennsylvania, Dublin, California and Round Rock, Texas in a Property in Houston, Texas and a Property in Waldorf, Maryland with CNL Income Fund IX, Ltd. and CNL Income Fund XVII, Ltd., each of which is a Florida limited partnership and an affiliate of the General Partners. During 2002, the Partnership reinvested the remaining sales proceeds from the 2001 sales of several Properties in two Properties, one in Universal City, Texas and one in Schertz, Texas, each as a separate tenancy in common arrangement with CNL Income Fund XI, Ltd., a Florida limited partnership and an affiliate of the General Partners. During 2002, Caro Joint Venture, in which the Partnership owned a 66.14%, sold its Property in Caro, Michigan. In addition, during 2002, the building on the Property in Marietta, Georgia was destroyed by fire. In 2003, the Partnership received insurance proceeds and reinvested them in a Property in Dalton, Georgia, as tenants-in-common, with CNL Income Fund XI, Ltd., CNL Income Fund XV, Ltd., and CNL Income Fund XVI, Ltd., each of which is a Florida limited partnership and an affiliate of the General Partners. During 2003, the Partnership sold its Property in Broken Arrow, Oklahoma. In addition, during 2003, Show Low Joint Venture, in which the Partnership owned a 36% interest, sold its Property and the Partnership and the joint venture partner liquidated the joint venture. As of December 31, 2003, the Partnership owned 23 Properties directly and 15 Properties indirectly through joint venture and tenancy in common arrangements. Generally, the Properties are leased on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

         The Partnership holds its Properties until the General Partners determine that the sale or other disposition of the Properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell Properties, the General Partners consider factors such as potential capital appreciation, net cash flow and federal income taxes. Certain lessees also have been granted options to purchase Properties, generally at the Property's then fair market value after a specified portion of the lease term has elapsed. The Partnership has no obligation to sell all or any portion of a Property at any particular time, except as may be required under property or joint venture purchase options granted to certain lessees.

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership, the joint ventures in which the Partnership is a co-venturer and the Properties owned with affiliates as tenants-in-common provide for initial terms, ranging from 10 to 25 years (the average being 18 years), and expire between 2004 and 2029. The leases generally are on a triple-net basis, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $39,500 to $246,400. Generally, the leases provide for percentage rent based on sales in excess of a specified amount. In addition, some of the leases provide that, commencing in the fourth to sixth lease year, the percentage rent will be an amount equal to the greater of the percentage rent calculated under the lease formula or a specified percentage (ranging from one to five percent) of the purchase price or gross sales.

         Generally, the leases of the Properties provide for two to four successive five-year renewal options subject to the same terms and conditions as the initial lease. Lessees of 31 of the Partnership's 38 Properties also have been granted options to purchase Properties at the Property's then fair market value, or pursuant to a formula based on the original purchase price of the Property, after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm.

         The leases generally provide that, in the event the Partnership wishes to sell the Property subject to that lease, the Partnership first must offer the lessee the right to purchase the Property on the same terms and conditions, and for the same price, as any offer which the Partnership has received for the sale of the Property.

         In January 2002, Houlihan's Restaurant, Inc., the tenant of the Property owned by Show Low Joint Venture, filed for bankruptcy and rejected the lease relating to the Property in Greensboro, North Carolina. In September 2003, the joint venture sold this Property. In December 2003, the Partnership and the joint venture partner liquidated the joint venture and the Partnership received its pro rata share of the liquidating distribution.

         In July 2002, Loco Lupe's of Hermitage, Inc., a tenant of one of the Partnership's Properties, filed for Chapter 11 bankruptcy protection. Although the tenant affirmed the one lease it has with the Partnership, in September 2003, the tenant stopped making rental payments. The lost revenues will have an adverse effect on the results of operations of the Partnership if the Partnership is unable to re-lease the Property in a timely manner.

         The tenant of the Property in Detroit, Michigan exercised its option to extend the lease for an additional five years beginning in February 2003. All other lease terms remained unchanged and are substantially the same as the Partnership's other leases.

         In October 2003, Chevy's, Inc., the tenant of the Property in Vancouver, Washington which the Partnership owns as tenants-in-common with affiliates of the General Partners, filed for Chapter 11 bankruptcy protection. The Partnership owns a 23.04% interest in this Property. While the tenant has neither rejected nor affirmed the one lease it has with the Partnership, there can be no assurance that the lease will not be rejected in the future. The lost revenues that would result if the tenant rejects this lease will have an adverse effect on the equity in earnings of joint ventures of the Partnership if the tenancy in common is not able to re-lease the Property in a timely manner.

         In December 2003, Waving Leaves, Inc., the tenant of the Property in Waynesburg, Ohio filed for Chapter 11 bankruptcy protection. While the tenant has neither rejected nor affirmed the one lease it has with the Partnership, there can be no assurance that the lease will not be rejected in the future. The lost revenues that would result if the tenant rejects this lease will have an adverse effect on the results of operations of the Partnership if the Partnership is not able to re-lease the Property in a timely manner.

         During 2003, the Partnership sold its Property in Broken Arrow, Oklahoma. In addition, during 2003, the Partnership reinvested a portion of the insurance proceeds from the Property in Marietta, Georgia in a Property in Dalton, Georgia, as a tenancy in common arrangement with CNL Income Fund XI, Ltd., CNL Income Fund XV, Ltd., and CNL Income Fund XVI, Ltd., each of which is a Florida limited partnership and an affiliate of the General Partners. The lease terms for this Property are substantially the same as the Partnership's other leases.

Major Tenants

         During 2003, two lessees of the Partnership and its consolidated joint venture, Golden Corral Corporation and IHOP Properties, Inc., each contributed more than ten percent of total rental revenues (including the Partnership's share of total rental revenues from the Properties owned by unconsolidated joint ventures and the Properties owned with affiliates of the General Partners as tenants-in-common). As of December 31, 2003, Golden Corral Corporation was the lessee under leases relating to five restaurants and IHOP Properties, Inc. was the lessee under leases relating to six restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these two lessees each will continue to contribute more than ten percent of the total rental revenues in 2004. In addition, two Restaurant Chains, Golden Corral Buffet and Grill ("Golden Corral") and IHOP, each accounted for more than ten percent of total rental revenues in 2003 (including the Partnership's share of total rental revenues from the Properties owned by unconsolidated joint ventures in which the Partnership is a co-venturer and the Properties owned with affiliates of the General Partners as tenants-in-common). In 2004, it is anticipated that these two Restaurant Chains each will continue to account for more than ten percent of the total rental revenues to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains will materially affect the Partnership's operating results if the Partnership is not able to re-lease the Properties in a timely manner. As of December 31, 2003, no single tenant or group of affiliated tenants leased Properties with an aggregate carrying value in excess of 20% of the total assets of the Partnership.

Joint Venture and Tenancy in Common Arrangements

         The Partnership has entered into the following joint venture and tenancy in common arrangements as of December 31, 2003:

              Entity Name             Year      Ownership               Partners                    Property

     Auburn Joint Venture             1989        3.90%      CNL Income Fund IV, Ltd.         Auburn, MA

     Asheville Joint Venture          1991       14.46%      CNL Income Fund VIII, Ltd.       Asheville, NC

     CNL Income Fund IV, Ltd., CNL    1996       18.00%      CNL Income Fund IV, Ltd. CNL     Clinton, NC
          Income Fund VI, Ltd.,                              Income Fund X, Ltd.
          CNL Income Fund X, Ltd.,                           CNL Income Fund XIV, Ltd.
          and CNL Income Fund XIV,
          Ltd. Tenants in Common

     CNL Income Fund, Ltd., CNL       1997       23.04%      CNL Income Fund, Ltd.            Vancouver, WA
          Income Fund II, Ltd.,                              CNL Income Fund II, Ltd.
          CNL Income Fund V, Ltd.,                           CNL Income Fund V, Ltd.
          and CNL Income Fund VI,
          Ltd., Tenants in Common

     CNL Income Fund II, Ltd., CNL    1998       34.74%      CNL Income Fund II, Ltd.         Overland Park, KS
          Income Fund III, Ltd.,                             CNL Income Fund III, Ltd.
          and CNL Income Fund VI,
          Ltd., Tenants in Common

     CNL Income Fund II, Ltd., CNL    1998       46.20%      CNL Income Fund II, Ltd.         Memphis, TN
          Income Fund VI, Ltd.,                              CNL Income Fund XVI, Ltd.
          and CNL Income Fund XVI,
          Ltd., Tenants in Common

     Melbourne Joint Venture         1998        50.00%      CNL Income Fund XIV, Ltd.        Melbourne, FL

     CNL Income Fund VI, Ltd., and    1998       85.00%      CNL Income Fund XV, Ltd.         Ft. Myers, FL
          CNL Income Fund XV,
          Ltd., Tenants in Common





              Entity Name             Year      Ownership               Partners                    Property

     Warren Joint Venture             1998       64.29%      CNL Income Fund IV, Ltd.         Warren, MI

     CNL Income Fund III, Ltd.,       1999       80.00%      CNL Income Fund III, Ltd.        Baytown, TX
          and CNL Income
          Fund VI, Ltd., Tenants
          in Common

     CNL Income Fund VI, Ltd., and    2000       74.00%      CNL Income Fund XIV, Ltd.        Niles, IL
          CNL Income Fund XIV,
          Ltd., Tenants in Common

     CNL Income Fund VI, Ltd., CNL   2001        60.00%      CNL Income Fund IX, Ltd. CNL     Waldorf, MD
          Income Fund IX, Ltd. and                           Income Fund XVII, Ltd.
          CNL Income Fund XVII,
          Ltd., Tenants in Common

     CNL Income Fund VI, Ltd. and     2002       14.20%      CNL Income Fund XI, Ltd.         Universal City, TX
          CNL Income Fund XI,
          Ltd., Tenants in Common

     CNL Income Fund VI, Ltd. and     2002        9.50%      CNL Income Fund XI, Ltd.         Schertz, TX
          CNL Income Fund XI,
          Ltd., Tenants in Common

     CNL Income Fund VI, Ltd.,        2003         25%       CNL Income Fund XI, Ltd.         Dalton, GA
          CNL Income Fund XI,                                CNL Income Fund XV, Ltd.
          Ltd., CNL Income Fund                              CNL Income Fund XVI, Ltd.
          XV, Ltd., and CNL Income
          Fund XVI, Ltd., Tenants
          in Common

         Each joint venture and tenancy in common was formed to hold one Property. Each CNL Income Fund is an affiliate of the General Partners and is a limited partnership organized pursuant to the laws of the state of Florida. The Partnership shares management control equally with the affiliates of the General Partners

         The joint venture and tenancy in common arrangements provide for the Partnership and its joint venture or tenancy in common partners to share in all costs and benefits in proportion to each partner's percentage interest in the entity or Property. The Partnership and its partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint venture or tenancy in common. Net cash flow from operations is distributed to each joint venture or tenancy in common partner in accordance with its respective percentage interest in the entity or Property.

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

         The joint venture and tenancy in common agreements restrict each party's ability to sell, transfer or assign its interest without first offering it for sale to its partner, either upon such terms and conditions as to which the parties may agree or, in the event the parties cannot agree, on the same terms and conditions as any offer from a third party to purchase such joint venture or tenancy in common interest.

         The Partnership had entered into a joint venture arrangement, Show Low Joint Venture, with CNL Income Fund II, Ltd., a Florida limited partnership and an affiliate of the General Partners, to purchase and hold a Property. During 2003, Show Low Joint Venture was liquidated upon the sale of the Property held by the joint venture and the net sales proceeds were distributed to each joint venture partner in accordance with the terms of the joint venture agreement.

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

Certain Management Services

         RAI Restaurants, Inc. ("the Advisor"), an affiliate of the General Partners, provides certain services relating to management of the Partnership and its Properties pursuant to a management agreement with the Partnership. Under this agreement, the Advisor is responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the
Partnership  in  responding  to tenant  inquiries  and  notices,  and  providing information  to  the  Partnership  about  the  status  of  the  leases  and  the
Properties. The Advisor also assists the General Partners in negotiating the leases. For these services, the Partnership has agreed to pay the Advisor an annual fee of one percent of the sum of gross rental revenues from Properties wholly owned by the Partnership plus the Partnership's allocable share of gross revenues of joint ventures in which the Partnership is a co-venturer, but not in excess of competitive fees for comparable services. Under the management agreement, the management fee is subordinated to receipt by the Limited Partners of an aggregate, ten percent, cumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return"), calculated in accordance with the Partnership's limited partnership agreement (the "Partnership Agreement"). In any year in which the Limited Partners have not received the 10% Preferred Return, no property management fee will be paid.

         The management agreement continues until the Partnership no longer owns an interest in any Properties unless terminated at an earlier date upon 60 days' prior notice by either party.

         During 2003, CNL Capital Management, Inc., ("CCM"), a wholly owned subsidiary of CNL Financial Group, Inc., began providing certain strategic advisory services to the General Partners relative to the Partnership's business. CCM is not reimbursed for these services by the Partnership. CCM also began providing some accounting and portfolio management services to the Partnership during 2003, through a subcontract with the Advisor.

Competition

         The fast-food and family-style restaurant business is characterized by intense competition. The restaurants on the Partnership's Properties compete with independently owned restaurants, restaurants which are part of local or regional chains, and restaurants in other well-known national chains, including those offering different types of food and service.

Employees

         The  Partnership   has  no  employees.   The  officers  of  CNL  Realty
Corporation, the officers and employees of CNL Restaurant Properties, Inc. (formerly CNL American Properties Fund, Inc.), the parent company of the Advisor, and the officers and employees of CCM perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Financial Group, Inc., a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.


Item 2.  Properties

         As of December 31, 2003, the Partnership owned 38 Properties. Of the 38 Properties, 23 are owned by the Partnership in fee simple, four are owned through joint venture arrangements and eleven are owned through tenancy in common arrangements. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement.

Description of Properties

         Land. The Partnership's Property sites range from approximately 11,500 to 115,100 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         The following table lists the Properties owned by the Partnership, either directly or indirectly through joint venture or tenancy in common arrangements, as of December 31, 2003, by state.

                     State                               Number of Properties

                     Florida                                       7
                     Georgia                                       2
                     Idaho                                         1
                     Illinois                                      2
                     Indiana                                       1
                     Kansas                                        1
                     Maryland                                      1
                     Massachusetts                                 1
                     Michigan                                      2
                     New Mexico                                    1
                     North Carolina                                2
                     Ohio                                          1
                     Oklahoma                                      1
                     Tennessee                                     4
                     Texas                                         8
                     Virginia                                      2
                     Washington                                    1
                                                              -------------
                     TOTAL PROPERTIES                              38
                                                              =============

         Buildings. Each of the Properties includes a building that is one of a Restaurant Chain's approved designs. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 1,200 to 10,700 square feet. All buildings on Properties are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 2003, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight-line method using depreciable lives of 31.5 and 39 years for federal income tax purposes.

         As of December 31, 2003, the aggregate cost of the Properties owned by the Partnership and joint ventures (including Properties owned through tenancy in common arrangements) for federal income tax purposes was $19,024,266 and $21,010,256, respectively.

         The following table lists the Properties owned by the Partnership, either directly or indirectly through joint venture or tenancy in common arrangements, as of December 31, 2003 by Restaurant Chain.

                      Restaurant Chain                  Number of Properties

                      Arby's                                      1
                      Baker's Square                              1
                      Bennigan's                                  2
                      Burger King                                 1
                      Chevy's Fresh Mex                           1
                      Church's                                    2
                      Denny's                                     1
                      Golden Corral                               5
                      Hardee's                                    2
                      IHOP                                        6
                      Jack in the Box                             3
                      KFC                                         2
                      O'Charley's                                 1
                      Shoney's                                    1
                      Taco Bell                                   1
                      Taco Cabana                                 3
                      Waffle House                                3
                      Other                                       2
                                                           -----------------

                      TOTAL PROPERTIES                            38
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

         Leases. The Partnership leases the Properties to operators of Restaurant Chains. The leases are generally on a long-term "triple net" basis, meaning that the tenant is responsible for repairs, maintenance, property taxes, utilities and insurance.

         The following is a schedule of the average rent per Property and occupancy rates for each of the years ended December 31:

                                   2003              2002             2001              2000              1999
                               --------------    -------------    --------------    --------------    --------------

Rental Revenues (1)(2)           $ 3,177,844      $ 3,157,653       $ 3,311,674       $ 3,456,021       $ 3,417,147
Properties (2)                            37               37                38                37                41
Average rent per
    property                       $  85,888        $  85,342         $  87,149         $  93,406         $  83,345
Occupancy Rate                           97%              95%              100%               97%              100%

(1) Rental revenues include the Partnership's share of rental revenues from the Properties owned through joint venture arrangements and the Properties owned through tenancy in common arrangements.

(2) Excludes Properties that were vacant or under construction at December 31, and that did not generate rental revenues during the year ended December 31.

         The following is a schedule of lease expirations for leases in place as of December 31, 2003 for the next ten years and thereafter.

                                                                                     Percentage of
             Expiration                 Number             Annual Rental               Gross Annual
              Year                    of Leases              Revenues                 Rental Income
             -----------------    ----------------    ---------------------    --------------------------

              2004                              3                $ 515,141                  16.71%
              2005                              3                  314,800                  10.21%
              2006                             --                       --                      --
              2007                             --                       --                      --
              2008                              4                  183,027                   5.94%
              2009                              2                   91,413                   2.97%
              2010                              5                  350,109                  11.36%
              2011                              2                   27,539                   0.89%
              2012                              1                   54,961                   1.78%
              2013                             --                       --                      --
              Thereafter                       17                1,545,453                  50.14%
                                        ----------            -------------           -------------
              Total (1)                        37              $ 3,082,443                 100.00%
                                        ==========            =============           =============

(1) Excludes one Property which was under construction at December 31, 2003.

         Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 2003 (see Item 1. Business - Major Tenants) are substantially the same as those described in Item 1. Business
- Leases.

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


Item 3.  Legal Proceedings

         Neither the Partnership, nor its General Partners, nor any affiliate of the Partnership, nor any of their respective Properties, is party to, or subject to, any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

(a) As of March 12, 2004, there were 2,938 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. During 2003, Limited Partners who wished to sell their Units may have offered the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wished to have their distributions used to acquire additional Units (to the extent Units were available for purchase), may have done so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. The price paid for any Unit transferred pursuant to the Plan was $475 per Unit. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 2003 and 2002 other than pursuant to the Plan, net of commissions.

                                              2003 (1)                               2002 (1)
                                 -----------------------------------    -----------------------------------
                                   High         Low        Average        High         Low       Average
                                 ---------    --------    ----------    ---------    --------   -----------
         First Quarter              $ 475        $249         $ 400        $ 500        $305         $ 330
         Second Quarter               475         263           430          366         300           323
         Third Quarter                475         429           457          405         138           292
         Fourth Quarter               475         400           442          404         305           370

(1) A total of 872 and 670 Units were transferred other than pursuant to the Plan for the years ended December 31, 2003 and 2002, respectively.

         The capital contribution per Unit was $500. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For each of the years ended December 31, 2003 and 2002, the Partnership declared cash distributions of $3,150,000 to the Limited Partners. Distributions of $787,500 were declared at the close of each of the Partnership's calendar quarters during 2003 and 2002 to the Limited Partners. No amounts distributed to partners for the years ended December 31, 2003 and 2002, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive distributions on this basis.

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions, for an annual fee.

(b)      Not applicable.

Item 6.  Selected Financial Data

         The following selected financial data should be read in conjunction with the financial statements and related notes in Item 8. hereof.

                                     2003              2002             2001             2000            1999
                                ----------------  ---------------  ---------------   -------------- ----------------

Year ended December 31:
Continuing Operations (4):
    Revenues                       $  2,236,425     $  2,331,776      $ 2,341,073      $ 2,597,464     $  2,766,803
    Equity in earnings of
      unconsolidated joint
      ventures                          733,125          673,970          987,886          672,749          524,643
    Income from continuing
      operations (1) (2)              2,315,981        2,226,357        2,219,077        2,890,517        3,319,653

Discontinued Operations (4):
    Revenues                             41,884          155,987           99,088          143,463          207,044
    Income (loss) from and
      gain on disposal of
      discontinued operations
      (3)                                41,659          245,959         (185,940 )        126,279          190,821

Net income                            2,357,640        2,472,316        2,033,137        3,016,796        3,510,474

Income (loss) per unit
    Continuing operations            $    33.09       $    31.81        $   31.70        $   41.29       $    47.42
    Discontinued operations                0.59             3.51            (2.66 )           1.81             2.73
                                ----------------  ---------------  ---------------   -------------- ----------------
                                     $    33.68       $    35.32        $   29.04        $   43.10       $    50.15
                                 ================  ===============  ===============   ============== ================
Cash distributions                 $  3,150,000     $  3,150,000      $ 3,150,000      $ 3,150,000      $ 3,150,000
    declared
Cash distributions
   declared per unit                      45.00            45.00            45.00            45.00            45.00


At December 31:
    Total assets                   $ 27,104,531     $ 27,918,964      $28,709,054      $29,820,589     $ 30,120,859
    Total partners' capital          26,235,493       27,027,853       27,705,537       28,822,400       28,955,604

(1) Income from continuing operations for the years ended December 31, 2002, 2001, and 2000, includes provisions for write-down of assets of $73,578, $354,295, and $368,430, respectively.

(2) Income from continuing operations for the years ended December 31, 2003, 2000, and 1999, includes gain on casualty loss on building of $12,356, and gain on sale of assets of $639,806, and $848,303, respectively and losses of $2,254 and $11,897 for the years ended December 31, 2003 and 2001, respectively.

(3) Income (loss) from and gain on disposal of discontinued operations for the year ended December 31, 2002 includes gain on sale of assets of $234,297.

(4) Certain items in the prior years' financial data have been reclassified to conform to the 2003 presentation. These reclassifications had no effect on net income. The results of operations relating to properties that were identified for sale as of December 31, 2001 but sold subsequently are reported as continuing operations. The results of operations relating to properties that were either identified for sale and disposed of subsequent to January 1, 2002 or were classified as held for sale as of December 31, 2003 are reported as discontinued operations for all periods presented.




Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on August 17, 1988, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of Restaurant Chains. The leases are generally triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $39,500 to $246,400. Generally, the leases provide for percentage rent based on sales in excess of a specified amount. In addition, some of the leases provide that, commencing in the fourth to sixth lease year, the percentage rent will be an amount equal to the greater of the percentage rent calculated under the lease formula or a specified percentage (ranging from one to five percent) of the purchase price or gross sales.

         As of December 31, 2001, the Partnership owned 24 Properties directly and 14 Properties indirectly through joint venture or tenancy in common arrangements. As of December 31, 2002, the Partnership owned 24 Properties directly and 15 Properties indirectly through joint venture or tenancy in common arrangements. As of December 31, 2003, the Partnership owned 23 Properties directly and 15 Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         Cash from operating activities was $2,762,018, $3,071,594, and $2,900,366, during the years ended December 31, 2003, 2002, and 2001, respectively. The decrease in cash from operating activities during the year ended December 31, 2003 was a result of changes in the Partnership's working capital, such as the timing of transactions relating to the collection of receivables and the payment of expenses and changes in income and expenses, such as changes in rental income and changes in operating and Property related expenses. The increase in cash from operating activities during the year ended December 31, 2002 was a result of changes in the Partnership's working capital, such as the timing of transactions relating to the collection of receivables and the payment of expenses.

         Other sources and uses of cash included the following during the years ended December 31, 2003, 2002, and 2001.

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

         In January 2001, the Partnership invested a portion of the net sales proceeds from the 2000 sales of several Properties, in a Property in Burley, Idaho and one in Cleburne, Texas. The Partnership acquired these Properties from CNL Funding 2001-A, LP, a Delaware limited partnership and an affiliate of the General Partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the Properties in order to facilitate the acquisition of the Properties by the Partnership. The purchase price paid by the Partnership represented the costs incurred by CNL Funding 2001-A, LP to acquire and carry the Properties.

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

         During 2001, the Partnership also sold its Property in Cheyenne, Wyoming to a third party and received net sales proceeds of approximately $290,800, resulting in a gain of approximately $2,100. During 2002, the Partnership reinvested a portion of these net sales proceeds and the remaining proceeds from the 2001 sale of the Property in Round Rock, Texas in a Property in Universal City, Texas and a Property in Schertz, Texas, each as a separate tenants-in-common arrangement with CNL Income Fund XI, Ltd., an affiliate of the General Partners. Each co-tenant will share in the profits and losses of each property in proportion to its applicable percentage interest. The Partnership contributed approximately $148,500 and $98,900 for a 14.2% and 9.5% interest, in the Properties in Universal City, Texas and Schertz, Texas, respectively. The Partnership and CNL Income Fund XI, Ltd. acquired Properties from CNL Funding 2001-A, LP, an affiliate of the General Partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the Properties in order to facilitate the acquisition of the Properties by the Partnership and CNL Income Fund XI, Ltd. The purchase prices paid by the Partnership and CNL Income Fund XI, Ltd. represented the costs incurred by CNL Funding 2001-A, LP to acquire and carry the Properties.

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

         During 2002, the building on the Property in Marietta, Georgia was destroyed by fire and the tenant terminated its lease relating to the Property. In March 2003, the Partnership collected approximately $590,100 in insurance proceeds relating to this Property, resulting in a gain of approximately $12,400 during 2003. In November 2003, the Partnership reinvested a portion of these proceeds in a Property in Dalton, Georgia with CNL Income Fund XI, Ltd, CNL Income Fund XV, Ltd., and CNL Income Fund XVI, Ltd., as tenants-in-common. The Partnership and affiliates entered into an agreement whereby each co-venturer will share in the profits and losses of the property in proportion to its applicable percentage interest. The Partnership contributed $475,000 for a 25% interest in the Property.

         During 2003, the Partnership sold its Property in Broken Arrow, Oklahoma, to a third party and received net sales proceeds of approximately $472,400, resulting in no gain or loss on disposal of discontinued operations during 2003. The Partnership had recorded provisions for write-down of assets in previous years relating to this asset. The Partnership intends to reinvest these proceeds in an additional Property or to pay liabilities of the Partnership as needed.

         In addition, during 2003, Show Low Joint Venture, in which the Partnership owned a 36% interest, sold its Property in Greensboro, North Carolina to a third party and received net sales proceeds of approximately $468,900, resulting in a loss to the joint venture of approximately $29,500. The joint venture had recorded provisions for write-down of assets relating to this Property in previous periods. In the fourth quarter of 2003, the Partnership received approximately $189,200 as its pro-rata share of the liquidating distribution from the joint venture. The Partnership intends to use these proceeds to either invest in an additional Property or pay liabilities of the Partnership.

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

         At December 31, 2003, the Partnership had $1,557,186 invested in cash and cash equivalents, as compared to $1,168,450 at December 31, 2002. At
December 31, 2003, these funds were held in demand deposit accounts at commercial banks. The increase in cash and cash equivalents was due to the Partnership holding the sales proceeds from the 2003 sale of the Property in Broken Arrow, Oklahoma and the liquidating proceeds received from Show Low Joint Venture. As of December 31, 2003, the average interest rate earned on the rental income deposited in demand deposit accounts at commercial banks was less than one percent annually. The funds remaining at December 31, 2003, after payment of distributions and other liabilities, will be used to invest in an additional Property or to meet the Partnership's working capital needs.

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

         The General Partners have the right, but not the obligation, to make additional capital contributions or loans if they deem it appropriate in connection with the operations of the Partnership.

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

         The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, the Partnership declared distributions to the Limited Partners of $3,150,000 for each of the years ended December 31, 2003, 2002, and 2001. This represents distributions of $45.00 per Unit for each of the years ended December 31, 2003, 2002, and 2001. No distributions were made to the General Partners during the years ended December 31, 2003, 2002, and 2001. No amounts distributed to the Limited Partners for the years ended December 31, 2003, 2002, and 2001, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

         During 2000, the General Partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the General Partners' capital account as of December 31, 1999. Accordingly, the General Partners were not allocated any net income during the years ended December 31, 2003, 2002, and 2001.

         As of December 31, 2003 and 2002, the Partnership owed $12,517 and $14,423, respectively, to affiliates for operating expenses and accounting and administrative services. As of March 12, 2004, the Partnership had reimbursed the affiliates for these amounts. Other liabilities, including distributions payable, were $856,521 at December 31, 2003, as compared to $876,688 at December 31, 2002. The General Partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.



Off-Balance Sheet Transactions

         The Partnership holds interests in various unconsolidated joint venture and tenancy in common arrangements that are accounted for using the equity method. The General Partners do not believe that any such interest would constitute an off-balance sheet arrangement requiring any additional disclosures under the provisions of the Sarbanes-Oxley Act of 2002.

Contractual Obligations, Contingent Liabilities, and Commitments

         The Partnership has no contractual obligations, contingent liabilities, or commitments as of December 31, 2003.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Critical Accounting Policies

         The Partnership's leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases" ("FAS 13"), and have been accounted for using either the direct financing or the operating method. FAS 13 requires management to estimate the economic life of the leased property, the residual value of the leased property and the present value of minimum lease payments to be received from the tenant. In addition, management assumes that all payments to be received under its leases are collectible. Changes in management's estimates or assumption regarding collectibility of lease payments could result in a change in accounting for the lease.

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

         Management reviews the Partnership's Properties and investments in unconsolidated entities for impairment at least once a year or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The assessment is based on the carrying amount of the Property or investment at the date it is tested for recoverability compared to the sum of the estimated future cash flows expected to result from its operation and sale through the expected holding period. If an impairment is indicated, the asset is adjusted to its estimated fair value.

         Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, when the Partnership makes the decision to sell or commits to a plan to sell a Property within one year, its operating results are reported as discontinued operations.

Results of Operations

Comparison of year ended December 31, 2003 to year ended December 31, 2002

         Rental revenues from continuing operations were $2,079,638 during the year ended December 31, 2003, as compared to $2,190,267 during the same period of 2002. Rental revenues from continuing operations were lower during 2003 because the Partnership stopped recording rental revenues in October 2002 when the building on the Property in Marietta, Georgia was destroyed by fire and the tenant terminated the lease relating to this Property. In March 2003, the Partnership received approximately $590,100 in insurance proceeds and used these proceeds to invest in a Property in Dalton, Georgia, as tenants-in-common with affiliates of the General Partners, as described above. In September 2003, the Partnership entered into a new lease, with a new tenant, for the Property in Marietta, Georgia. The lease terms for this Property are substantially the same as the Partnership's other leases. In connection with the new lease, the new tenant has agreed to construct a new building on the Property. Construction of the building is expected to be completed early in 2004, at which point rental payments are expected to commence.

         During 2002, a tenant, Loco Lupe's of Hermitage, Inc., filed for Chapter 11 bankruptcy protection. Although the tenant had affirmed the one lease it has with the Partnership, the tenant stopped making rental payments in September 2003. The lost revenues will have an adverse effect on the results of operations of the Partnership if the Partnership is unable to re-lease the Property in a timely manner.

         In December 2003, Waving Leaves, Inc., the tenant of the Property in Waynesburg, Ohio filed for Chapter 11 bankruptcy protection. While the tenant has neither rejected nor affirmed the lease one lease it has with the Partnership, there can be no assurance that the lease will not be rejected in the future. As of March 12, 2004, the Partnership has received all rental payments relating to this lease. The lost revenues that would result if the tenant rejects this lease will have an adverse effect on the results of operations of the Partnership if the Partnership is not able to re-lease the Property in a timely manner.

         The Partnership also earned $154,154 in contingent rental income during the year ended December 31, 2003, as compared to $131,860 during the same period of 2002. The increase in contingent rental income during 2003 was due to an increase in reported gross sales of the restaurants with leases that require the payment of contingent rental income during 2003, as compared to 2002.

         The Partnership also earned $733,125 attributable to net income earned by unconsolidated joint ventures during the year ended December 31, 2003, as compared to $673,970 during the same period of 2002. Net income earned by joint ventures was lower during 2002, because Houlihan's Restaurant, Inc., which leased the Property owned by Show Low Joint Venture, filed for bankruptcy and rejected the lease relating to this Property in January 2002. As a result, the joint venture, in which the Partnership owned a 36% interest, stopped recording rental revenues relating to this Property. In addition, during the 2003 and 2002, Show Low Joint Venture recorded provisions for write-down of assets of approximately $55,500 and $172,200, respectively relating to this Property. The provisions represented the difference between the Property's net carrying value and its estimated fair value. In September 2003, the joint venture sold this vacant Property to a third party and recorded an additional loss on disposal of discontinued assets of approximately $29,500. In the fourth quarter of 2003, the joint venture was liquidated and the Partnership recorded a loss on dissolution of joint ventures of approximately $2,300. The Partnership intends to use the liquidating proceeds it received to either invest in another Property or to pay liabilities of the Partnership. The decrease in net income earned by unconsolidated joint ventures was partially offset by the fact that the Partnership acquired one Property in November 2003 and two Properties in June 2002, each as a separate tenancy in common arrangement with affiliates of the General Partners, as described above.

         In October 2003, Chevy's, Inc., the tenant of the Property in Vancouver, Washington which the Partnership owns as tenants-in-common with affiliated of the General Partners, filed for Chapter 11 bankruptcy protection. The Partnership owns a 23.04% interest in this Property. While the tenant has neither rejected nor affirmed the lease one lease it has with the Partnership, there can be no assurance that the lease will not be rejected in the future. The lost revenues that would result if the tenant were to reject this lease will have an adverse effect on the equity in earnings of joint ventures of the Partnership if the tenancy in common is not able to re-lease the Property in a timely manner.

         During 2003, two lessees of the Partnership and its consolidated joint venture, Golden Corral Corporation and IHOP Properties, Inc., each contributed more than ten percent of the Partnership's rental revenues (including the Partnership's share of the rental revenues from the Properties owned by unconsolidated joint ventures and the Properties owned with affiliates of the General Partners as tenants-in-common). As of December 31, 2003, Golden Corral Corporation was the lessee under leases relating to five restaurants and IHOP Properties, Inc. was the lessee under leases relating to six restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these two lessees each will continue to contribute more than ten percent of the Partnership's rental revenues in 2004. In addition, two Restaurant Chains, Golden Corral, and IHOP, each accounted for more than ten percent of the Partnership's rental revenues in 2003 (including the Partnership's share of the rental revenues from the Properties owned by unconsolidated joint ventures in which the Partnership is a co-venturer and the Properties owned with affiliates of the General Partners as tenants-in-common). In 2004, it is anticipated that these two Restaurant Chains each will continue to account for more than ten percent of the rental revenues to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains will materially affect the Partnership's operating results if the Partnership is not able to re-lease the Properties in a timely manner.

         Operating expenses, including depreciation and amortization expense and provision for write-down of assets, were $663,671 during the year ended December 31, 2003, as compared to $779,389 during the same period of 2002. Operating expenses were higher during 2002, because the Partnership elected to reimburse the tenant of the Properties in El Paso, and Amarillo, Texas for certain renovation costs. In addition, depreciation expense decreased during 2003 as a result of the building on the Property in Marietta, Georgia being destroyed by fire in October 2002. The decrease in operating expenses was partially offset by an increase in state tax expense relating to several states in which the Partnership conducts business. During 2002 and 2003 the Partnership incurred certain property related expenses, such as legal fees, repairs and maintenance, insurance and real estate taxes relating to vacant Properties. In May 2002, the Partnership assigned the lease relating to one of the two vacant Properties to a new tenant. The Partnership did not incur any additional expenses relating to this Property after the assignment of the lease had occurred. In September 2003, the Partnership entered into a new lease for the remaining vacant Property, as described above. The new tenant is responsible for real estate taxes, insurance, and maintenance relating to the Property in accordance with the terms of its lease; therefore, the General Partners do not anticipate the Partnership will incur these expenses for this Property in the future.

         In March 2003, the Partnership received insurance proceeds relating to the Property in Marietta, Georgia that was destroyed by fire in October 2002, as described above. As a result, the Partnership recorded a gain of approximately $12,400 during the year ended December 31, 2003.

         During the year ended December 31, 2002, the Partnership identified and sold one Property, owned by Caro Joint Venture, in which the Partnership owned a 66.14% interest and accounted for under the consolidation method, that was classified as Discontinued Operations in the accompanying financial statements. In addition, in January 2003, the Partnership identified for sale its Property in Broken Arrow, Oklahoma. The Partnership recognized net rental income (rental revenues less Property related expenses) of $106,978 during the year ended December 31, 2002, relating to these two Properties. In June 2003, the Partnership sold the Property in Broken Arrow, Oklahoma and recorded no gain or loss on disposal of discontinued operations. The Partnership had recorded provisions for write-down of assets in previous years relating to this Property, including approximately $32,900 during the year ended December 31, 2002. The Partnership recognized net rental income of $41,659 during the year ended December 31, 2003, relating to this Property.

         In September 2003, Show Low Joint Venture, in which the Partnership owned a 36% interest, sold its Property in Greensboro, North Carolina, as described above. The financial results relating to this Property were classified as Discontinued Operations in the combined, condensed financial information for the joint ventures and the properties held as tenants-in-common with affiliates reported in the footnotes to the accompanying financial statements. The Partnership's pro-rata share of these amounts was included in equity in earnings of unconsolidated joint ventures in the accompanying financial statements.

Comparison of year ended December 31, 2002 to year ended December 31, 2001

         Rental revenues from continuing operations were $2,190,267 during the year ended December 31, 2002, as compared to $2,110,811 for the same period of 2001. Rental revenues from continuing operations increased during the year ended December 31, 2002, because during 2001 the Partnership reinvested a portion of the net sales proceeds from the sales of several Properties in three additional Properties.

         Phoenix Restaurant Group, Inc. ("PRG"), the tenant of two of the Partnership's Properties, experienced financial difficulties during 2000. As a result, during 2001, the Partnership stopped recording rental revenue relating to two Properties. In October 2001, PRG filed for bankruptcy and rejected one of the two leases it had with the Partnership. In December 2001, the Partnership sold the vacant Property, and reinvested the net sales proceeds in an additional Property. Rental revenues were higher during 2002 partially because the Partnership received rental payments relating to the one Property not rejected by the tenant after the bankruptcy date. In May 2002, the Partnership assigned the lease relating to the one Property not rejected by PRG to a new tenant; all lease terms remained the same.

         The increase in rental revenues from continuing operations during 2002 was partially offset by the fact that in October 2002, the Property in Marietta, Georgia was destroyed by fire and the tenant terminated its lease relating to this Property. During 2003, the Partnership entered into a new lease, with a new tenant, as described above.

         The Partnership also earned $131,860 in contingent rental income during the year ended December 31, 2002, as compared to $149,069 during the same period of 2001. Contingent rental income was higher during 2001 due to an increase in reported gross sales of the restaurants with leases that require the payment of contingent rental income during 2001, as compared to 2002.

         The Partnership earned $673,970, attributable to net income earned by unconsolidated joint ventures during the year ended December 31, 2002, as compared to $987,886 during the same period of 2001. Net income earned by joint ventures was higher during 2001 because during 2001 the Partnership and CNL Income Fund IX, Ltd., as tenants-in-common, sold the Property in Dublin, California, in which the Partnership owned a 75% interest. The tenancy in common recognized a gain of approximately $158,000 during 2001 relating to this sale. In addition, during 2001 the Partnership and CNL Income Fund XI, Ltd., as tenants-in-common, sold the Property in Round Rock, Texas, in which the Partnership owned a 77% interest. The tenancy in common recognized a gain of approximately $123,900 during 2001 relating to this sale. Each tenancy in common distributed to the Partnership its pro-rata share of the net sales proceeds from the respective sales as a liquidating distribution. During 2001, the Partnership reinvested a portion of these liquidating distributions in a Property in Waldorf, Maryland, as tenants-in-common with CNL Income Fund IX, Ltd. and CNL Income Fund XVII, Ltd. During 2002, the Partnership reinvested a portion of the net sales proceeds from the 2001 sales of two Properties in two additional Properties, each as tenants-in-common with CNL Income Fund XI, Ltd. Net income earned by joint ventures was lower during 2002 because Houlihan's Restaurant, Inc., which leased the Property owned by Show Low Joint Venture, filed for bankruptcy and rejected the lease relating to this Property, as described above.

         The Partnership earned $9,649 in interest and other income during the year ended December 31, 2002, as compared to $81,193 during the same period of 2001. Interest and other income was higher during 2001 due to higher average cash balances as a result of net sales proceeds being held in interest bearing accounts until they were reinvested in additional Properties and higher average interest rates during 2001.

         Operating expenses, including depreciation and amortization expense and provision for write-down of assets were $779,389 during the year ended December 31, 2002, as compared to $1,097,985 during the same period of 2001. Operating expenses were higher during 2001 because the Partnership recorded provisions for doubtful accounts of approximately $11,500, relating to a Property leased by PRG. During 2001, the Partnership also recorded a provision for write-down of assets of approximately $354,300 relating to this Property. The provision represented the difference between the Property's net carrying value and its estimated fair value. During 2002, the Partnership also recorded a provision for write-down of assets of approximately $73,600 relating to the Property in Marietta, Georgia which was destroyed by fire. The provision represented the difference between the Property's net carrying value and its fair value. The Partnership also incurred Property related expenses, such as legal fees, repairs and maintenance, insurance and real estate taxes relating to the vacant Properties. In December 2001 the Partnership sold one of its two PRG Properties and in May 2002 the Partnership assigned the lease relating to the remaining PRG Property to a new tenant. The Partnership did not incur any additional expenses relating to these Properties after the sale of the Property and the assignment of the lease had occurred. During 2003, the Partnership entered into a new lease with a new tenant for the Property in Marietta, Georgia.

         Operating expenses were lower during 2002 because of a decrease in state tax expense and a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties. The decrease in operating expenses during 2002 was offset by the Partnership electing to reimburse the tenant of the Properties in El Paso and Amarillo, Texas for certain renovation costs.

         As a result of the sale of the Property in Chester, Pennsylvania, the Partnership recognized a loss on sale of assets of approximately $12,000 during the year ended December 31, 2001. Because this Property was identified for sale prior to the January 2002 implementation of Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," the results of operations relating to this Property were included as Income from Continuing Operations in the accompanying financial statements.

         During the year ended December 31, 2002, the Partnership identified and sold one Property, owned by Caro Joint Venture, in which the Partnership owned a 66.14% interest and accounted for under the consolidation method, that was classified as Discontinued Operations in the accompanying financial statements. In addition, in January 2003, the Partnership identified for sale its Property in Broken Arrow, Oklahoma. The Partnership recognized net rental income (rental revenues less Property related expenses) of $106,978 and a net rental loss of $162,939 during the years ended December 31, 2002 and 2001, respectively, relating to these two Properties. The net rental loss during 2001 was primarily a result of the Partnership recording a provision for write-down of assets of approximately $210,800 relating to the Property in Broken Arrow, Oklahoma. The provision represented the difference between the Property's net carrying value and its estimated fair value. In June 2003, the Partnership sold this Property and recorded no gain or loss on disposal of discontinued operations.

         In September 2003, Show Low Joint Venture, in which the Partnership owned a 36% interest, sold its Property in Greensboro, North Carolina, as described above. The financial results relating to this Property were classified as Discontinued Operations in the combined, condensed financial information for the joint ventures and the properties held as tenants-in-common with affiliates reported in the footnotes to the accompanying financial statements. The Partnership's pro-rata share of these amounts was included in equity in earnings of unconsolidated joint ventures in the accompanying financial statements.

         The General Partners continuously evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the Limited Partners.

         The Partnership's leases as of December 31, 2003, are generally triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Inflation, overall, has had a minimal effect on the results of operations of the Partnership. Continued inflation may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

         In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities, FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. In December 2003, the FASB issued FASB Interpretation No. 46R ("FIN 46R"), to clarify some of the provisions of FIN 46. Under FIN 46R, special effective date provisions apply to entities that have fully or partially applied FIN 46 prior to issuance of FIN 46R. Otherwise, application of FIN 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. The Partnership did not fully or partially apply FIN 46 prior to the issuance of FIN 46R. Also, the Partnership does not have interests in structures commonly referred to as special-purpose entities. Therefore, application of FIN 46R is required in the Partnership's financial statements for periods ending after March 15, 2004. The General Partners believe adoption of this standard may result in either consolidation or additional disclosure requirements of the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.


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

               Report of Independent Certified Public Accountants





To the Partners
CNL Income Fund VI, Ltd.


In our opinion, the accompanying balance sheets and the related statements of income, of partners' capital and of cash flows present fairly, in all material respects, the financial position of CNL Income Fund VI, Ltd. (a Florida limited partnership) at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As  described in Note 1 to the  financial  statements,  on January 1, 2002,  the
Partnership  adopted  Statement  of  Financial   Accounting  Standards  No.  144
"Accounting for the Impairment or Disposal of Long-Lived Assets."



/s/PricewaterhouseCoopers LLP


Orlando, Florida
March 24, 2004

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS

                                                                                              December 31,
                                                                                   2003                        2002
                                                                             ------------------         --------------------

                            ASSETS

Real estate properties with operating leases, net                                $  14,355,664                $  14,701,960
Net investment in direct financing leases                                            1,777,315                    1,835,770
Real estate held for sale                                                                   --                      472,425
Investment in joint ventures                                                         8,674,222                    8,483,605
Cash and cash equivalents                                                            1,557,186                    1,168,450
Receivables, less allowance for doubtful accounts of  $27,488
      and $9,774, respectively                                                         144,162                      676,352
Due from related parties                                                                    --                          109
Accrued rental income, less allowance for doubtful accounts
      of $9,697 in 2003 and 2002                                                       564,672                      550,037
Other assets                                                                            31,310                       30,256
                                                                             ------------------         --------------------

                                                                                 $  27,104,531                $  27,918,964
                                                                             ==================         ====================

              LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses                                              $     6,698                 $     34,851
Real estate taxes payable                                                               14,220                       13,010
Distributions payable                                                                  787,500                      787,500
Due to related parties                                                                  12,517                       14,423
Rents paid in advance                                                                   48,103                       41,327
                                                                             ------------------         --------------------
        Total liabilities                                                              869,038                      891,111


Partners' capital                                                                   26,235,493                   27,027,853
                                                                             ------------------         --------------------

                                                                                 $  27,104,531                $  27,918,964
                                                                             ==================         ====================

                See accompanying notes to financial statements.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME

                                                                               Year Ended December 31,
                                                                      2003                2002               2001
                                                                ------------------   ---------------    ---------------

Revenues:
     Rental income from operating leases                            $  1,876,996       $ 1,977,189        $ 1,915,760
     Earned income from direct financing leases                          202,642           213,078            195,051
     Contingent rental income                                            154,154           131,860            149,069
     Interest and other income                                             2,633             9,649             81,193
                                                                ---------------      ---------------    ---------------
                                                                       2,236,425         2,331,776          2,341,073
                                                                ------------------   ---------------    ---------------
Expenses:
     General operating and administrative                                242,878           251,161            291,725
     Property related                                                     26,765            60,483             37,881
     Provision for doubtful accounts                                          --                --             11,483
     State and other taxes                                                46,080            28,513             42,557
     Depreciation and amortization                                       347,948           365,654            360,044
     Provision for write-down of assets                                       --            73,578            354,295
                                                                ------------------   ---------------    ---------------
                                                                         663,671           779,389          1,097,985
                                                                ------------------   ---------------    ---------------

Income before gain (loss) on sale of assets and equity in
     earnings of unconsolidated joint ventures                         1,572,754         1,552,387          1,243,088

Gain (loss) on sale of assets                                             10,102                --            (11,897   )

Equity in earnings of unconsolidated joint ventures                      733,125           673,970            987,886
                                                                 ---------------     ---------------    ---------------

Income from continuing operations                                      2,315,981         2,226,357          2,219,077
                                                                ------------------   ---------------    ---------------

Discontinued operations:
     Income (loss) from discontinued operations                           41,659            11,662           (185,940   )
     Gain on disposal of discontinued operations                              --           234,297                 --
                                                                ------------------   ---------------    ---------------
                                                                          41,659           245,959           (185,940   )
                                                                ------------------   ---------------    ---------------

Net income                                                          $  2,357,640       $ 2,472,316        $ 2,033,137
                                                                ==================   ===============    ===============

Income (loss) per limited partner unit
     Continuing operations                                           $     33.09         $   31.81          $   31.70
     Discontinued operations                                                0.59              3.51              (2.66   )
                                                                ------------------   ---------------    ---------------

                                                                     $     33.68         $   35.32          $   29.04
                                                                ==================   ===============    ===============

Weighted average number of limited partner units
     outstanding                                                          70,000            70,000             70,000
                                                                ==================   ===============    ===============

                See accompanying notes to financial statements.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 2003, 2002 and 2001

                                            General Partners                                           Limited Partners
                                  --------------------------------------    --------------------------------------------------------
                                                         Accumulated                                               Accumulated
                                    Contributions         Earnings         Contributions       Distributions         Earnings
                                  ------------------   ----------------   -----------------   ----------------   -----------------

Balance, December 31, 2000              $     1,000        $   290,598       $  35,000,000      $ (35,104,226 )     $  32,650,028

    Distributions to limited
       partners ($45.00 per
       limited partner unit)                     --                 --                  --         (3,150,000 )                --
    Net income                                   --                 --                  --                 --           2,033,137
                                  ------------------   ----------------   -----------------   ----------------   -----------------

Balance, December 31, 2001                    1,000            290,598          35,000,000        (38,254,226 )        34,683,165

    Distributions to limited
       partners ($45.00 per
       limited partner unit)                     --                 --                  --         (3,150,000 )                --
    Net income                                   --                 --                  --                 --           2,472,316
                                  ------------------   ----------------   -----------------   ----------------   -----------------

Balance, December 31, 2002                    1,000            290,598          35,000,000        (41,404,226 )        37,155,481

    Distributions to limited
       partners ($45.00 per
       limited partner unit)                     --                 --                  --         (3,150,000 )                --
    Net income                                   --                 --                  --                 --           2,357,640
                                  ------------------   ----------------   -----------------   ----------------   -----------------

Balance, December 31, 2003              $     1,000        $   290,598       $  35,000,000      $ (44,554,226 )     $  39,513,121
                                  ==================   ================   =================   ================   =================

                See accompanying notes to financial statements.

----------------
  Syndication
     Costs            Total
 --------------   --------------

  $ (4,015,000 )    $28,822,400



            --       (3,150,000 )
            --        2,033,137
 --------------   --------------

    (4,015,000 )     27,705,537



            --       (3,150,000 )
            --        2,472,316
 --------------   --------------

    (4,015,000 )     27,027,853



            --       (3,150,000 )
            --        2,357,640
 --------------   --------------

  $ (4,015,000 )    $26,235,493
 ==============   ==============

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                                                 Year Ended December 31,
                                                                    2003                2002                  2001
                                                               ---------------     ---------------       ---------------
Cash Flows from Operating Activities:
    Net income                                                  $   2,357,640        $  2,472,316          $  2,033,137
                                                             -----------------   -----------------    ------------------
     Adjustments to reconcile net income to net cash
       provided by operating activities:
           Depreciation                                               346,296             375,418               370,848
           Amortization of investment in direct financing
                leases                                                 58,455              58,275                71,787
           Amortization                                                 1,652               1,650                 1,648
           Minority interest                                               --              95,316                23,001
           Equity in earnings of unconsolidated joint
                ventures, net of distributions                         92,968             152,860              (168,113)
           Loss (gain) on sale of assets                              (10,102)           (216,094)               11,897
           Provision for write-down of assets                              --             106,437               565,061
           Provision for doubtful accounts                                 --                  --                33,147
           Decrease (increase) in receivables                         (45,586)             26,288               (12,951)
           Decrease (increase) in due from related party                  109              14,317                (2,388)
           Increase in accrued rental income                          (14,635)            (48,618)              (56,778)
           Decrease (increase) in other assets                         (2,706)              8,854                21,552
           Increase (decrease) in accounts payable and
                accrued expenses and real estate taxes
                payable                                               (26,943)             17,883               (22,863)
           Increase (decrease) in due to related parties               (1,906)              2,916                 6,111
           Increase in rents paid in advance and deposits               6,776               3,776                25,270
                                                             -----------------   -----------------    ------------------
                    Total adjustments                                 404,378             599,278               867,229
                                                             -----------------   -----------------    ------------------

Net cash provided by operating activities                           2,762,018           3,071,594             2,900,366
                                                             -----------------   -----------------    ------------------

Cash Flows from Investing Activities:
    Insurance proceeds for casualty loss on building                  590,132                  --                    --
    Proceeds from sale of assets                                      472,425             441,126               373,800
    Additions to real estate properties with operating                     --                  --            (3,063,219)
        leases
    Investment in joint ventures                                     (475,000)           (247,437)           (1,368,300)
    Liquidating distribution from joint ventures                      189,161                  --             2,430,032
    Redemption of certificate of deposit                                   --                  --               100,000
    Decrease in restricted cash                                            --                  --             2,061,560
                                                             -----------------   -----------------    ------------------
        Net cash provided by investing activities                     776,718             193,689               533,873
                                                             -----------------   -----------------    ------------------

Cash Flows from Financing Activities:
    Proceeds from loan from corporate general partner                      --                  --                75,000
    Repayment of loan from corporate general partner                       --                  --               (75,000)
    Distributions to limited partners                              (3,150,000)         (3,150,000)           (3,150,000)
    Distributions to holder of minority interest                           --             (73,754)              (26,191)
                                                             -----------------   -----------------    ------------------
        Net cash used in financing activities                      (3,150,000)         (3,223,754)           (3,176,191)
                                                             -----------------   -----------------    ------------------

Net increase in cash and cash equivalents                             388,736              41,529               258,048

Cash and cash equivalents at beginning of year                      1,168,450           1,126,921               868,873
                                                             -----------------   -----------------    ------------------

Cash and Cash Equivalents at End of Year                        $   1,557,186        $  1,168,450          $  1,126,921
                                                             =================   =================    ==================

                See accompanying notes to financial statements.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED

                                                                                   Year Ended December 31,
                                                                            2003               2002               2001
                                                                       ---------------    ---------------    ---------------

Supplemental Schedule of Non-Cash Investing and Financing
    Activities:

       Insurance proceeds receivable                                         $     --        $   577,775           $     --
                                                                       ===============    ===============    ===============

       Distributions declared and unpaid at December 31                   $   787,500        $   787,500        $   787,500
                                                                       ===============    ===============    ===============

                See accompanying notes to financial statements.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


1.       Significant Accounting Policies

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

         Real Estate and Lease Accounting - The Partnership records real estate property acquisitions at cost, including acquisition and closing costs. Real estate properties are leased to third parties generally on a triple-net basis, whereby the tenant is responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. During the years ended December 31, 2003, 2002, and 2001, tenants paid, or are expected to pay, directly to real estate taxing authorities approximately $302,600, $315,800, and $295,600, respectively, in estimated real estate taxes in accordance with the terms of their leases.

         The leases of the Partnership provide for base minimum annual rental payments payable in monthly installments. In addition, certain leases provide for contingent rental revenues based on the tenants' gross sales in excess of a specified threshold. The Partnership defers recognition of the contingent rental revenues until the defined thresholds are met. The leases are accounted for using either the operating or the direct financing methods.

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

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


1.       Significant Accounting Policies - Continued

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

         Investment in Joint Ventures - Prior to the liquidation of Caro Joint Venture, a Florida limited partnership, in November 2002, the Partnership accounted for its 66% interest in the joint venture using the consolidation method. Minority interest represented the minority joint venture partners' proportionate share of equity in the Partnership's consolidated joint venture. All significant intercompany accounts and transactions have been eliminated. The Partnership's investments in Auburn Joint Venture, Melbourne Joint Venture, Asheville Joint Venture, Warren Joint Venture, and Show Low Joint Venture, prior to its liquidation in December 2003, and the properties in Clinton, North Carolina; Vancouver, Washington; Overland Park, Kansas; Memphis, Tennessee; Fort Myers, Florida; Baytown, Texas; Waldorf, Maryland; Niles, Illinois; Universal City, Texas; Schertz, Texas; and Dalton, Georgia, each of which is held as tenants-in-common with affiliates of the general partners, are accounted for using the equity method since the joint venture agreement requires the consent of all partners on all key decisions affecting the operations of the underlying property.

         Cash and Cash Equivalents - The Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks and money market funds. Cash equivalents are stated at cost plus accrued interest, which approximates market value.

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

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


1.       Significant Accounting Policies - Continued

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

         Reclassification - Certain items in the prior years' financial statements have been reclassified to conform to 2003 presentation. These reclassifications had no effect on total partners' capital, net income or cash flows.

         Statement of Financial Accounting Standards No. 144 - Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The statement also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported as a discontinued operation if the disposal activity was initiated subsequent to the adoption of the Standard.

         FASB Interpretation No. 46 - In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities, FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


1.       Significant Accounting Policies - Continued

         company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. In December 2003, the FASB issued FASB Interpretation No. 46R ("FIN 46R"), to clarify some of the provisions of FIN 46. Under FIN 46R, special effective date provisions apply to entities that have fully or partially applied FIN 46 prior to issuance of FIN 46R. Otherwise, application of FIN 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15,
         2003. Application by public entities, other than small business issuers, for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. The Partnership did not fully or partially apply FIN 46 prior to the issuance of FIN 46R. Also, the Partnership does not have interests in structures commonly referred to as special-purpose entities. Therefore, application of FIN 46R is required in the Partnership's financial statements for periods ending after March 15, 2004. The General Partners believe adoption of this standard may result in either consolidation or additional disclosure requirements of the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

2.       Real Estate Properties With Operating Leases

         Real estate properties with operating leases consisted of the following at December 31:

                                                                      2003                 2002
                                                               -------------------   ------------------

                  Land                                              $   7,984,328        $   7,984,328
                  Buildings                                            10,330,088           10,330,088

                                                               -------------------   ------------------
                                                                       18,314,416           18,314,416
                  Less accumulated depreciation                        (3,958,752 )         (3,612,456 )
                                                               -------------------   ------------------
                                                                    $  14,355,664        $  14,701,960
                                                               ===================   ==================


         In October 2002, the building on the property in Marietta, Georgia was destroyed by fire and the tenant terminated its lease relating to this property. In March 2003, the Partnership received approximately $590,100 in insurance proceeds, resulting in a gain on casualty loss of approximately $12,400 during 2003. The Partnership had recorded a provision for write-down of assets in the previous year relating to this property. In September 2003, the Partnership entered into a new lease, with a new tenant for this property. The lease terms for this property are substantially the same as the Partnership's other leases. In connection with the new lease, the new tenant has agreed to construct a new building on the property.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


2.       Real Estate Properties With Operating Leases - Continued

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 2003:

                     2004                                   $  1,861,370
                     2005                                      1,195,017
                     2006                                      1,077,855
                     2007                                      1,077,855
                     2008                                      1,024,852
                     Thereafter                                6,442,483
                                                         ----------------

                                                            $ 12,679,432
                                                         ================

3.       Net Investment in Direct Financing Leases

         The following lists the components of the net investment in direct financing leases at December 31:

                                                                          2003                 2002
                                                                     ----------------    -----------------

                Minimum lease payments receivable                       $  2,672,723         $  2,933,820
                Estimated residual values                                    616,029              616,029
                Less unearned income                                      (1,511,437 )         (1,714,079 )
                                                                     ----------------    -----------------

                Net investment in direct financing leases               $  1,777,315         $  1,835,770
                                                                     ================    =================


         The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 2003:

                      2004                                $   261,099
                      2005                                    261,099
                      2006                                    270,551
                      2007                                    270,551
                      2008                                    270,551
                      Thereafter                            1,338,872
                                                     -----------------

                                                         $  2,672,723
                                                     =================

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


4.       Investment in Joint Ventures

         The Partnership has a 3.9%, a 14.46%, a 64.29%, and a 50%, interest in the profits and losses of Auburn Joint Venture, Asheville Joint Venture, Warren Joint Venture, and Melbourne Joint Venture. In addition, the Partnership has a 23.04%, an 18%, a 34.74%, a 46.2%, an 85%, an 80%, a 74%, and a 60% interest in a property in Vancouver, Washington; a property in Clinton, North Carolina; a property in Overland Park, Kansas; a property in Memphis, Tennessee; a property in Fort Myers, Florida; a property in Baytown, Texas; a property in Niles, Illinois, and a property in Waldorf, Maryland, respectively, each of which is held as tenants-in-common. The remaining interests in these joint ventures and the properties held as tenants in common are held by affiliates of the Partnership which have the same general partners.

         In January 2002, Houlihan's Restaurant, Inc., which leased the property owned by Show Low Joint Venture, filed for bankruptcy and rejected the lease relating to this property. Based on a pending contract to sell the property, the joint venture, in which the Partnership owned a 36% interest, recorded a provision for write-down of assets of approximately $172,200 during the year ended December 31, 2002. The joint venture had recorded a provision for write-down of assets in a previous year relating to this property. The contract for the sale of the property was subsequently terminated. In September 2003, Show Low Joint Venture, sold the property to a third party and recorded a loss on disposal of discontinued operations of approximately $29,500. In December 2003, the Partnership and the joint venture partner dissolved the joint venture and the Partnership received approximately $189,200 representing its pro rata share of the joint venture's liquidating distribution, resulting in a loss on dissolution of approximately $2,300. The financial results for this property are reflected as Discontinued Operations in the condensed financial information presented below.

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

         In November 2003, the Partnership and CNL Income Fund XI, Ltd, CNL Income Fund XV, Ltd., and CNL Income Fund XVI, Ltd., as tenants-in-common, invested in a property in Dalton, Georgia. Each of the CNL Income Funds is an affiliate of the general partners. The Partnership and affiliates entered into an agreement whereby each co-venturer will share in the profits and losses of the property in proportion to its applicable percentage interest. The Partnership contributed $475,000 for a 25% interest in the property.

         Auburn Joint Venture, Asheville Joint Venture, Melbourne Joint Venture, Warren Joint Venture, and the Partnership and affiliates as tenants-in-common in eleven separate tenancy-in-common arrangements, each own one property. The following presents the combined, condensed financial information for the joint ventures and the properties held as tenants-in-common with affiliates at:

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


4.       Investment in Joint Ventures - Continued

                                                                               December 31,
                                                               2003                                     2002
                                                        --------------------                      ------------------

         Real estate properties with operating leases,      $    16,480,991                           $  14,884,873
             net
         Net investment in direct financing leases                2,668,588                               2,719,398
         Real estate held for sale                                       --                                 562,600
         Cash                                                       167,685                                  34,613
         Receivables, less allowance for doubtful
             accounts                                                26,590                                  30,855
         Accrued rental income                                      734,240                                 635,573
         Other assets                                                   103                                     444
         Liabilities                                                 78,059                                   3,519
         Partners' capital                                       20,000,138                              18,864,837

                                                                          Year Ended December 31,
                                                               2003                 2002                2001
                                                        --------------------  ------------------  ------------------

         Revenues                                            $    2,046,642       $   1,897,736       $   1,840,429
         Expenses                                                  (317,088 )          (298,189 )          (331,528 )
         Gain on sale of assets                                          --                  --             282,012
                                                        --------------------  ------------------  ------------------
              Income from continuing operations                   1,729,554           1,599,547           1,790,913
                                                        --------------------  ------------------  ------------------

         Discontinued operations:
              Revenues                                                   94               6,860              84,874
              Expenses                                              (28,905 )           (28,316 )           (14,979 )
              Provision for write-down of assets                    (55,500 )          (172,165 )           (56,398 )
              Loss on disposal of discontinued                      (29,509 )                --                  --
                 operations                             --------------------  ------------------  ------------------
                                                                   (113,820 )          (193,621 )            13,497
                                                        --------------------  ------------------  ------------------

         Net income                                          $    1,615,734       $   1,405,926       $   1,804,410
                                                        ====================  ==================  ==================


         The Partnership recognized income of $733,125, $673,970, and $987,886, during the years ended December 31, 2003, 2002, and 2001, respectively, from these joint ventures and tenancy in common arrangements.

5.       Discontinued Operations

         During  2002,  Caro Joint  Venture,  in which the  Partnership  owned a
         66.14% interest and accounted for under the consolidation method, entered into an agreement with a third party to sell its property in Caro, Michigan. During 2002, the joint venture sold this property and received net sales proceeds of approximately $600,000, resulting in a gain on sale of assets of approximately $216,100 to the joint venture. As a result of the sale of the property, the joint venture was dissolved and the Partnership received approximately $441,100 representing its pro-rata share of the liquidating distribution from the joint venture and recorded a gain on sale of discontinued operations of approximately $18,200 during the year ended

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


5.       Discontinued Operations - Continued

         December 31, 2002. In January 2003, the Partnership identified another property for sale. In June 2003, the Partnership sold this property in Broken Arrow, Oklahoma to a third party and received net sales proceeds of approximately $472,400. Because the Partnership had recorded provisions for write-down of assets relating to this property in previous years, no gain or loss was recorded during 2003 relating to the sale of this property. The financial results relating to these properties are reflected as Discontinued Operations in the accompanying financial statements.

         The operating results of the discontinued operations for the above properties are as follows:

                                                                    Year Ended December 31,
                                                         2003                 2002               2001
                                                    ---------------       -------------    ------------------

               Rental revenues                              41,884             155,987                99,088
               Expenses                                       (225 )           (16,150 )             (51,261 )
               Provision for write-down of assets               --             (32,859 )            (210,766 )
               Minority interest                                --             (95,316 )             (23,001 )
                                                    ---------------       -------------    ------------------
               Income (loss) from discontinued
                     operations                         $   41,659           $  11,662          $   (185,940 )
                                                    ===============       =============    ==================

6.       Allocations and Distributions

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

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


6.       Allocations and Distributions - Continued

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

         Effective January 1, 2000, the general partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the general partners' capital account as of December 31, 1999. Accordingly, for years commencing January 1, 2000 and after, the Partnership's net income will be allocated entirely among the limited partners. However, if losses are allocated to the general partners in a year, an amount of income equal to the sum of such losses may be allocated to the general partner in succeeding years. Accordingly, the general partners were not allocated any net income during the years ended December 31, 2003, 2002 or 2001.

         During each of the years ended December 31, 2003, 2002, and 2001, the Partnership declared distributions to the limited partners of $3,150,000. No distributions have been made to the general partners to date.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


7.       Income Taxes

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                             2003            2002             2001
                                                                        --------------- ---------------- ---------------

          Net income for financial reporting purposes                      $ 2,357,640      $ 2,472,316     $ 2,033,137

          Effect of timing differences relating to depreciation                 (7,862)          (9,349)        (31,672)

          Provision for write-down of assets                                        --          106,437         565,061

          Direct financing leases recorded as operating leases for
               tax reporting purposes                                           58,455           58,274          71,806

          Effect of timing differences relating to gains/losses on
               real estate property sales                                      (35,904)        (261,029)       (216,733)

          Effect of timing differences relating to equity in earnings
               of unconsolidated joint ventures                                  9,950           13,662        (264,234)

          Effect of timing differences relating to allowance for
               doubtful accounts                                                17,714         (141,028)        (43,067)

          Accrued rental income                                                (14,635)         (48,618)        (56,778)

          Rents paid in advance                                                  6,776            4,438          25,270

          Effect of timing differences relating to minority interest
               of consolidated joint venture                                        --          217,376            (267)
                                                                        --------------- ---------------- ---------------

          Net income for federal income tax purposes                       $ 2,392,134      $ 2,412,479     $ 2,082,523
                                                                        =============== ================ ===============

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


8.       Related Party Transactions

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Holdings, Inc. The other individual general partner, Robert A. Bourne, serves as President and Treasurer of CNL Financial Group, Inc., a wholly owned subsidiary of CNL Holdings, Inc. CNL APF Partners, LP, a wholly owned subsidiary of CNL Restaurant Properties, Inc. (formerly CNL American Properties Fund, Inc.) served as the Partnership's advisor until January 1, 2002, when it assigned its rights and obligations under a management agreement to RAI Restaurants, Inc. (the "Advisor"). The Advisor is a wholly owned subsidiary of CNL Restaurant Properties, Inc. ("CNL-RP"). The individual general partners are stockholders and directors of CNL-RP.

         The Advisor provides services pursuant to a management agreement with the Partnership. In connection therewith, the Partnership agreed to pay the Advisor a management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures and the property held as tenants-in-common with an affiliate, but not in excess of competitive fees for comparable services. These fees are payable only after the limited partners receive their 10% Preferred Return. Due to the fact that these fees are noncumulative, if the limited partners have not received their 10% Preferred Return in any particular year, no management fees will be due or payable for such year. As a result of such threshold, no management fees were incurred during the years ended December 31, 2003, 2002 and 2001.

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

         During the years ended December 31, 2003, 2002, and 2001, the Partnership's and its affiliates provided accounting and administrative services. The Partnership incurred $144,208, $177,297, and $198,307 for the years ended December 31, 2003, 2002, and 2001, respectively, for such services.

         The due to related parties at December 31, 2003 and 2002, totaled $12,517 and $14,423, respectively.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


9.       Concentration of Credit Risk

         The following schedule presents rental revenues from individual lessees, each representing more than ten percent of the Partnership's rental revenues (including the Partnership's share of rental revenues from joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for each of the years ended December 31:

                                                    2003               2002                2001
                                                --------------    ----------------    ---------------

             Golden Corral Corporation              $ 816,105           $ 787,090         $  779,116
             IHOP Properties, Inc.                    619,691             621,599            772,413

         In addition, the following schedule presents rental revenues from individual restaurant chains, each representing more than ten percent of the Partnership's rental revenues (including the Partnership's share of rental revenues from joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for each of the years ended December 31:

                                                      2003         2002            2001
                                                  -----------    ----------    -----------

              Golden Corral Buffet and Grill         $ 816,105    $ 787,090     $779,116
              IHOP                                     619,691     621,599       772,413

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

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


10.      Selected Quarterly Financial Data

         The following table presents selected unaudited quarterly financial data for each full quarter during the years ended December 31, 2003 and 2002.

                  2003 Quarter             First         Second         Third          Fourth             Year
         ------------------------------- -----------  -------------  ------------  ---------------   ---------------

         Continuing operations (1):
              Revenues                    $ 535,852      $ 531,532     $ 532,645       $  636,396       $ 2,236,425
              Equity in earnings of
                unconsolidated joint
                ventures                    189,734        169,551       176,396          197,444           733,125
              Income from
                continuing
                operations                  531,788        548,359       551,428          684,406         2,315,981
         Discontinued operations (1):
              Revenues                       19,978         21,906            --               --            41,884
              Income from
                discontinued
                operations                   19,753         21,906            --               --            41,659

         Net income                         551,541        570,265       551,428          684,406         2,357,640

         Income per limited partner unit:

         Continuing operations              $  7.60       $   7.84      $   7.88        $    9.77         $   33.09
         Discontinued operations               0.28           0.31            --               --              0.59
                                         -----------  -------------  ------------  ---------------   ---------------
                  Total                     $  7.88       $   8.15      $   7.88        $    9.77         $   33.68
                                         ===========  =============  ============  ===============   ===============

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


10.      Selected Quarterly Financial Data - Continued

                  2002 Quarter             First         Second         Third          Fourth             Year
         ------------------------------- -----------  -------------  ------------  ---------------   ---------------

         Continuing operations (1):
              Revenues                    $ 573,591      $ 571,938     $ 562,296       $  623,951       $ 2,331,776
              Equity in earnings of
                unconsolidated joint
                ventures                    169,719        170,708       198,605          134,938           673,970
              Income from
                continuing
                operations                  541,950        547,312       603,438          533,657         2,226,357
         Discontinued operations (1):
              Revenues                       43,127         43,445        38,719           30,696           155,987
              Income from and gain on
                disposal of discont-
                inued operations             32,365         33,228        28,406          151,960           245,959

         Net income                         574,315        580,540       631,844          685,617         2,472,316

         Income per limited partner
             unit

         Continuing operations              $  7.74       $   7.82      $   8.62        $    7.63         $   31.81
         Discontinued operations               0.46           0.47          0.41             2.17              3.51
                                         -----------  -------------  ------------  ---------------   ---------------

                  Total                     $  8.20       $   8.29      $   9.03        $    9.80         $   35.32
                                         ===========  =============  ============  ===============   ===============

         (1) Certain items in the quarterly financial data have been reclassified to conform to the 2003 presentation. This reclassification had no effect on net income. The results of operations relating to properties that were identified for sale as of December 31, 2001 but sold subsequently are reported as continuing operations. The results of operations relating to properties that were either identified for sale and disposed of subsequent to January 1, 2002 or were classified as held for sale as of December 31, 2003 are reported as discontinued operations for all periods presented.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


Item 9A.  Controls and Procedures

         The General Partners maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the Partnership's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The principal executive and financial officers of the corporate general partner have evaluated the Partnership's disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K and have determined that such disclosure controls and procedures are effective.

         There was no change in internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.


                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

         The General Partners of the Registrant are James M. Seneff, Jr., Robert
A. Bourne and CNL Realty Corporation, a Florida corporation. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The Partnership has available to it the services, personnel and experience of CNL-RP, CCM, CNL Financial Group, Inc. and their affiliates, all of which are affiliates of the General Partners.

         James M. Seneff, Jr., age 57. Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or co-venturer in over 100 real estate ventures. These ventures have involved the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Seneff has served as Director and Chairman of the Board of CNL-RP, a public, unlisted real estate investment trust since 1994. Mr. Seneff served as Chief Executive Officer of CNL-RP from 1994 through August 1999 and as Co-Chief Executive Officer from December 2000 through September 2003. Mr. Seneff served as Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc., formerly the
Partnership's advisor, from its inception in 1990 until it merged with a wholly-owned subsidiary of CNL-RP in September 1999, and in June 2000, was re-elected to those positions of CNL Fund Advisors, Inc. CNL Fund Advisors, Inc., formerly CNL Institutional Advisors, Inc., is a registered investment advisor. Mr. Seneff is a principal stockholder of CNL Holdings, Inc., the parent company of CNL Financial Group, Inc., a diversified real estate company, and has served as a Director, Chairman of the Board and Chief Executive Officer of CNL Financial Group, Inc. since 1973. CNL Financial Group, Inc. is and is the parent company, either directly or indirectly through subsidiaries, of CNL Real Estate Services, Inc., CNL Capital Markets, Inc., CNL Investment Company and CNL Securities Corp., all of which are engaged in the business of real estate finance. Mr. Seneff also serves as a Director and Chairman of the Board of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust; and served as Chief Executive Officer of CNL Hospitality Properties, Inc. from its inception in 1997 until 2003 and served as Co-Chief Executive Officer from February 2003 until May 1, 2003. Mr. Seneff has served as Chairman of the Board of CNL Hospitality Corp., the advisor to CNL Hospitality Properties, Inc., since its inception in 1997. Mr. Seneff also served as Chief Executive Officer from its inception in 1997 through February 2003, and currently serves as Co-Chief Executive Officer of CNL Hospitality Corp. Mr. Seneff has served as Director and Chairman of the Board of CNL Retirement Corp. since 1997 and served as Chief Executive Officer of CNL Retirement Corp. from 1997 through 2003. CNL Retirement Corp. is the advisor to CNL Retirement Properties, Inc., a public, unlisted real estate investment trust. Mr. Seneff has also served as Director and Chairman of the Board of Commercial Net Lease Realty, Inc., a public real estate investment trust that is listed on the New York Stock Exchange, since 1992 and served as Chief Executive Officer of Commercial Net Lease Realty, Inc. from 1992 through February 2004. Mr. Seneff has served as a Director, Chairman of the Board, and Chief Executive Officer of CNL Securities Corp. since its formation in 1979; CNL Investment Company since 1990; and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans, since 1990. Mr. Seneff has served as Chairman of the Board and Chief Executive Officer of CNL Commercial Finance, Inc. since 2000. Mr. Seneff also serves as Chairman of the Board of CNLBank, an independent, state-chartered commercial bank. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of the Florida state retirement plan. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 56. Mr. Bourne has participated as a general partner or co-venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Bourne has served as a Director and Vice Chairman of the Board of CNL-RP since 1994. Mr. Bourne also served as President of CNL-RP from 1994 through February 1999 and served as Treasurer from February 1999 through August 1999 and from May 1994 through December 1994. Mr. Bourne served in various executive positions with CNL Fund Advisors, Inc. prior to its merger with a wholly-owned subsidiary of CNL-RP including, President from 1994 through September 1997, and Director from 1994 through August 1999. Mr. Bourne serves as President and Treasurer of CNL Financial Group, Inc. Mr. Bourne serves as Director, Vice Chairman of the Board and Treasurer and from 1997 until June 2002 served as President of CNL Hospitality Properties, Inc. and as Director, President and Treasurer of CNL Hospitality Corp. Mr. Bourne also serves as Director and Treasurer of CNL Retirement Properties, Inc. and as Director and Treasurer of CNL Retirement Corp. Mr. Bourne serves as a Director of CNLBank. Mr. Bourne has also served as a Director since 1992, Vice Chairman of the Board since February 1996, Secretary and Treasurer from February 1996 through 1997, and President from July 1992 through February 1996, of Commercial Net Lease Realty, Inc. Mr. Bourne serves as Director, President and Treasurer for various affiliates of CNL Financial Group, Inc. including, CNL Investment Company, CNL Securities Corp. and CNL Institutional Advisors, Inc. Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants, from 1971 through 1978, where he attained the position of Tax Manager in 1975. Mr. Bourne graduated from Florida State University in 1970 where he received a B.A. in Accounting, with honors.

         Curtis B. McWilliams, age 48. Mr. McWilliams has served as President of CNL-RP since May 2001 and as Chief Executive Officer of CNL-RP since September 2003. Mr. McWilliams served as Co-Chief Executive Officer of CNL-RP from December 2000 through September 2003 and served as Chief Executive Officer from September 1999 through December 2000. Mr. McWilliams also served as President and Chief Executive Officer of CNL Franchise Network Corp., a wholly owned subsidiary of CNL-RP since August 2002 and served as President of CNL-RP from February 1999 until September 1999 and as Executive Vice President of CNL-RP from 1997 through February 1999. Mr. McWilliams served as an Executive Vice President of CNL Financial Group, Inc. from the time he joined the company in April 1997 until September 1999. Mr. McWilliams served as President of CNL Fund Advisors, Inc. and CNL Financial Services, Inc., a corporation engaged in the business of real estate financing, from April 1997 until the acquisition of such entities by wholly owned subsidiaries of CNL-RP in September 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co. The majority of his career at Merrill Lynch & Co. was in the Investment Banking division where he served as a Managing Director. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Master of Business Administration degree with a concentration in finance from the University of Chicago in 1983.

         Steven  D.  Shackelford,  age  40.  Mr.  Shackelford  was  promoted  to
Executive Vice President and Chief Operating Officer of CNL-RP in September 2003. Mr. Shackelford has also served as Chief Financial Officer since January 1997. He served as Senior Vice President of CNL-RP from January 1997 through July 2000, when he was promoted to Executive Vice President. Mr. Shackelford has also served as Secretary and Treasurer of CNL-RP since September 1999. He also served as Chief Financial Officer of CNL Fund Advisors, Inc. from September 1996 to September 1999. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse LLP where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he was a manager in the
Paris, France office of Price Waterhouse, serving several multi-national clients. Mr. Shackelford was an audit staff and senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a Bachelor of Arts degree in Accounting, with honors, and a Master of Business Administration degree from Florida State University and is a certified public accountant.

         Thomas Arasi, age 46. Mr. Arasi has served as President of CCM since it was formed in July 2003 to provide strategic advisory services to the General Partners. He has served in various consulting capacities to CNL Hospitality Corp and other CNL affiliates since January 2003. Since November 2001 he has been an independent consultant working for a variety of operating and investment companies in the hospitality industry. Until October 2001, Mr. Arasi was President & Chief Executive Officer, and a member of the Board of Directors of Lodgian, Inc., a New York Stock Exchange traded company, one of the largest independent hotel owner/operators in North America, with hotel properties under most brand names including Marriott, Courtyard by Marriott, Fairfield Inn by Marriott, Crowne Plaza, Holiday Inn, Hilton, and Radisson. From June 1997 through November 2000, Mr. Arasi was a member of the Management Committee and held several top operating positions with Bass Hotels & Resorts, one of the leading international owners, operators and franchisors of hotels, most recently serving as President, Bass Hotels & Resort--The Americas. Mr. Arasi was formerly President of Tishman Hotel Corporation, Vice President of Salomon Brothers, Inc., in New York, Tokyo and Los Angeles and held positions with Sheraton, Westin and HVS International. Mr. Arasi graduated from Cornell University in January 1981, where he received a Bachelor's degree in Hotel and Restaurant Administration.

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

         Based solely on the General Partners' review of the copies of such forms the Partnership has received and written representations from certain
Reporting Persons that they were not required to file Forms 5 for the last fiscal year, the General Partners believe that all Reporting Persons complied with all filing requirements applicable to them with respect to transactions during fiscal 2003.

Code of Business Conduct

         The Partnership does not have employees and, accordingly, has not adopted a code of business conduct applicable exclusively to the Partnership. However, employees of the General Partners or their affiliates, including the individual General Partners, are bound by the Code of Business Conduct adopted November 11, 2003 by CNL Holdings, Inc. Separately, the employees of the Advisor are bound by the similar Code of Business Conduct adopted by CNL Restaurant Properties, Inc. Each of these codes of business conduct will be made available to any person who writes the Partnership requesting a copy.

Audit Committee Financial Expert

         Due to its organization as a limited partnership, the Partnership does not have an audit committee that is responsible for supervising the Partnership's relationship with its independent auditors. For the Partnership, this role is performed by the General Partners. Based on his previous service as the principal financial officer of companies with businesses similar to that of the Partnership, Robert A. Bourne, one of the General Partners, has the requisite experience to be considered an "audit committee financial expert" as defined in the rules under the Securities Exchange Act of 1934, if the Partnership had an audit committee. As a General Partner, Mr. Bourne is not independent of the Partnership.


Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         As of March 12, 2004, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of March 12, 2004, the beneficial ownership interests of the General Partners in the Registrant.

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

Item 13. Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 2003, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
          and Recipient                        Method of Computation                  Ended December 31, 2003
----------------------------------     --------------------------------------      ------------------------------

Reimbursement  to affiliates  for      Operating  expenses are reimbursed at       Accounting   and
operating expenses                     the  lower  of  cost  or  90%  of the       administrative     services:
                                       prevailing  rate at which  comparable       $144,208
                                       services  could have been obtained in
                                       the     same     geographic     area.
                                       Affiliates  of the  General  Partners
                                       from  time  to  time  incur   certain
                                       operating  expenses  on behalf of the
                                       Partnership     for     which     the
                                       Partnership       reimburses      the
                                       affiliates without interest.

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







                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         and Recipient                         Method of Computation                  Ended December 31, 2003
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





                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         And Recipient                         Method of Computation                  Ended December 31, 2003
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


Item 14. Principal Accountant Fees and Services

         The following table outlines the only fees paid or accrued by the Partnership for the audit and other services provided by the Partnership's independent certified public accountants, PricewaterhouseCoopers LLP, for the years ended December 31:

                                                    2003                                      2002
                                            ---------------------                     ---------------------

Audit Fees (1)                                     $      12,441                             $      12,200
Tax Fees (2)                                               8,215                                     4,774
                                            ---------------------                     ---------------------
     Total                                         $      20,656                             $      16,974
                                            =====================                     =====================


(1)      Audit  services  of  PricewaterhouseCoopers   LLP  for  2003  and  2002
         consisted of the examination of the financial statements of the Partnership and quarterly review of financial statements.

(2)      Tax Fees relates to tax consulting and compliance services.

         Each of the non-audit services described above was approved by the General Partners. Due to its organization as a limited partnership, the Partnership does not have an audit committee.

                                     PART IV


Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report.

    1. Financial Statements

           Report of Independent Certified Public Accountants

           Balance Sheets at December 31, 2003 and 2002

           Statements of Income for the years ended December 31, 2003, 2002, and 2001

           Statements of Partners' Capital for the years ended December 31, 2003, 2002, and 2001

           Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001

           Notes to Financial Statements

     2. Financial Statement Schedules

           Schedule II -Valuation and Qualifying Accounts for the years ended December 31, 2003, 2002 and 2001

           Schedule III - Real Estate and Accumulated Depreciation at December 31, 2003

           Notes to Schedule III - Real Estate and Accumulated Depreciation at December 31, 2003

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

          10.1 Management Agreement between CNL Income Fund VI, Ltd. and CNL Investment Company. (Included as Exhibit 10.1 to Form 10-K filed with the Securities and Exchange Commission on March 31, 1994, and incorporated herein by reference.)

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

          31.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to Rule 13a-14 as Adopted Pursuantto Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

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

(b) The Registrant filed no reports on Form 8-K during the period October 1, 2003 through December 31, 2003.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of March, 2004.

                                         CNL INCOME FUND VI, LTD.

                                         By:CNL REALTY CORPORATION
                                            General Partner

                                            /s/ Robert A. Bourne
                                            -----------------------------------
                                            ROBERT A. BOURNE, President


                                         By:ROBERT A. BOURNE
                                            General Partner

                                            /s/ Robert A. Bourne
                                            -----------------------------------
                                            ROBERT A. BOURNE


                                         By:JAMES M. SENEFF, JR.
                                            General Partner

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

               Signature                                  Title                                  Date



/s/ Robert A. Bourne                     President,   Treasurer   and   Director            March 23, 2004
------------------------------------     (Principal Frinancial and Accounting
Robert A. Bourne                         (Officer)





/s/ James M. Seneff, Jr.                 Chief  Executive  Officer and  Director            March 23, 2004
------------------------------------     (Principal Executive Officer)
James M. Seneff, Jr.


                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 2003, 2002, and 2001

                                                   Additions                                   Deductions
                              -------------------------------------------------   --------------------------------
                                                                                                        Collected
                                                                                                        or Deter-
                                Balance at       Charged to       Charged to           Deemed           mined to        Balance
                                 Beginning       Costs and           Other           Uncollec-           be Col-        at End
  Year       Description          of Year         Expenses         Accounts            tible            lectible        of Year
-------- -----------------   --------------  ---------------  ----------------    -------------     --------------  ------------

  2001     Allowance for
               doubtful
               accounts (a)        $ 241,587       $   44,987        $  164,929 (b)    $ 243,222 (c)     $   9,761      $ 198,520
                               ==============  ===============  ================    =============     ==============  ============

  2002     Allowance for
               doubtful
               accounts (a)        $ 198,520          $    --        $   22,127 (b)    $ 188,872 (c)     $  12,304       $ 19,471
                               ==============  ===============  ================    =============     ==============  ============

  2003     Allowance for
               doubtful
               accounts (a)        $  19,471          $    --        $   27,488 (b)       $   --         $   9,774       $ 37,185
                               ==============  ===============  ================    =============     ==============  ============



(a) Deducted from receivables and accrued rental income on the balance sheet.

(b) Reduction of rental and other income.

(c) Amounts written off as uncollectible.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2003

                                                                Costs Capitalized
                                                                 Subsequent to         Net Cost Basis at Which
                                           Initial Cost           Acquisition       Carried at Close of Period (c)
                                    ------------------------  ------------------ -------------------------------------
                           Encum-              Buildings and  Improve-  Carrying              Buildings and            Accumulated
                           brances     Land    Improvements    ments    Costs       Land      Improvements   Total     Depreciation
                          --------- ----------  -----------  ---------- -------  -----------  -----------  ----------- -----------
Properties the Partnership
   has Invested in Under
   Operating Leases:

    Arby's Restaurant:
      Greensburg, Indiana     -       $222,558            -    $640,529       -     $222,558     $640,529     $863,087    $277,946

    Church's Fried Chicken
      Restaurants:
          Gainesville, Florida-         83,542      208,564     192,227       -       83,542      400,791      484,333     179,132
          Orlando, Florida    -        177,440      270,985           -       -      177,440      270,985      448,425     123,543

    Golden Corral Buffet
      and Grill:
          Albuquerque, New Mex-co      717,708    1,018,823           -       -      717,708    1,018,823    1,736,531     476,014
          Amarillo, Texas     -        773,627      908,171           -       -      773,627      908,171    1,681,798     424,314
          Lawton, Oklahoma    -        559,095      838,642           -       -      559,095      838,642    1,397,737     391,831
          El Paso, Texas      -        670,916            -     837,317       -      670,916      837,317    1,508,233     374,538

    Hardee's Restaurant:
      Springfield, Tennessee  -        203,159      413,221           -       -      203,159      413,221      616,380     180,649

    IHOP Restaurants:
      Elgin, Illinois         -        426,831            -           -       -      426,831           (f)     426,831          (d)
      Manassas, Virginia      -        366,992      759,788           -       -      366,992      759,788    1,126,780     152,099

    Jack in the Box Restaurants:
      San Antonio, Texas      -        272,300            -           -       -      272,300           (f)     272,300          (d)
      Cleburne, Texas (h)     -        516,894      620,888           -       -      516,894      620,888    1,137,782      62,093
      Burley, Idaho (h)       -        453,108      507,477           -       -      453,108      507,477      960,585      50,752

    KFC Restaurant:
      Gainesville, Florida    -        321,789      287,429           -       -      321,789      287,429      609,218     126,149

    Shoney's Restaurant:
      Goodlettsville, Tennesse-        320,540      531,507           -       -      320,540      531,507      852,047     253,202

    Taco Bell Restaurant:
      Detroit, Michigan       -        171,240            -     385,709       -      171,240      385,709      556,949     179,112

    Taco Cabana Restaurant:
      Houston, Texas (h)      -        543,888      420,965           -       -      543,888      420,965      964,853      29,230

    Waffle House Restaurants:
      Clearwater Florida      -        130,499      268,580           -       -      130,499      268,580      399,079     125,067
      Roanoke, Virginia       -        119,533      236,219           -       -      119,533      236,219      355,752     109,996
      Atlantic Beach, Florida -        141,627      263,021           -       -      141,627      263,021      404,648     122,195

    Other:
      Hermitage, Tennessee    -        391,157            -     720,026       -      391,157      720,026    1,111,183     320,890
      Marietta, Georgia (g)   -        399,885            -           -       -      399,885            -      399,885          (g)
                                    -----------  -----------  ---------- -------  -----------  -----------  ----------- -----------

                                    $7,984,328   $7,554,280   $2,775,808      -   $7,984,328   $10,330,088  $18,314,416 $3,958,752
                                    ===========  ===========  ========== =======  ===========  ===========  =========== ===========

Properties the Partnership
   has Invested in Under
   Direct Financing Leases:

    IHOP Restaurant:
      Elgin, Illinois         -              -    1,057,282           -       -            -           (f)          (f)         (d)

    Hardee's Restaurant:
      Waynesburg, Ohio        -        136,242      441,299           -       -           (f)          (f)          (f)         (e)

    Jack in the Box Restaurant:
      San Antonio, Texas      -              -      420,568           -       -            -           (f)          (f)         (d)

                                    -----------  -----------  ---------- -------  -----------

                              -       $136,242   $1,919,149           -       -            -
                                    ===========  ===========  ========== =======  ===========


                 Life on Which
                  Depreciation in
Date               Latest Income
of Con-   Date      Statement is
struction Acquired    Computed
-------   -------    -----------





 1989    07/89         (b)



 1990    04/90         (b)
 1985    04/90         (b)



 1989    12/89         (b)
 1989    12/89         (b)
 1989    12/89         (b)
 1990    04/90         (b)


 1990    11/90         (b)


 1997    12/97         (d)
 1986    12/97         (b)


 1990    08/90         (d)
 2000    01/01         (b)
 2000    01/01         (b)


 1985    11/90         (b)


 1988    09/89         (b)


 1990    01/89         (b)


 1990    12/01         (b)


 1988    01/90         (b)
 1987    01/90         (b)
 1986    01/90         (b)


 1990    02/90         (b)
 1993    02/97         (g)










 1997    12/97         (e)


 1990    11/90         (e)


 1990    08/90         (d)

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2003


(a) Transactions in real estate and accumulated are summarized below. The balances in 2003, 2002 and 2001 have been adjusted to reflect the reclassification of properties accounted for as discontinued operations.

                                                                                                     Accumulated
                                                                           Cost                      Depreciation
                                                                   ----------------------        ---------------------

          Properties the Partnership has invested in Under Operating leases:

              Balance, December 31, 2000                                $     16,066,324              $     3,028,325
              Dispositions                                                      (102,365 )                     (5,357 )
              Acquisitions (h)                                                 3,063,220                           --
              Depreciation expense                                                    --                      358,396
                                                                   ----------------------        ---------------------

              Balance, December 31, 2001                                      19,027,179                    3,381,364
              Loss from casualty on assets (g)                                  (712,763 )                   (134,987 )
              Depreciation expense                                                    --                      366,079
                                                                   ----------------------        ---------------------

              Balance, December 31, 2002                                      18,314,416                    3,612,456
              Depreciation expense                                                    --                      346,296
                                                                   ----------------------        ---------------------

              Balance, December 31, 2003                                $     18,314,416              $     3,958,752
                                                                   ======================        =====================



(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 2003, the aggregate cost of the Partnership's wholly owned Properties was $19,024,266 for federal income tax purposes. All of the leases are treated as operating leases for federal income tax purposes.

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

(g) In October 2002, the Property in Marietta, Georgia was destroyed by fire. As of December 31, 2002, the total undepreciated cost of the building was removed from the accounts; therefore, depreciation is not applicable.

(h) During the year ended December 31, 2001, the Partnership purchased three real estate properties from CNL Funding 2001-A, LP, an affiliate of the General Partners, for an aggregate cost of approximately $3,063,300.

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

       10.1 Management Agreement between CNL Income Fund VI, Ltd. and CNL Investment Company (Included as Exhibit 10.1 to Form 10-K filed with the Securities and Exchange Commission on March 31, 1994, and incorporated herein by reference.)

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