Form 10-Q
period 2004-03-31
CNL INCOME FUND VI LTD
filed 2004-05-14
CIK 837986

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                    (X) QUARTERLY REPORT PURSUANT TO SECTION
                         13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT of 1934

For the quarterly period ended                      March 31, 2004
                                          --------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from ___________________ to ____________________


                             Commission file number
                                     0-19144
                     ---------------------------------------


                            CNL Income Fund VI, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Florida                                    59-2922954
---------------------------------       ----------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                     Identification No.)


    450 South Orange Avenue
      Orlando, Florida                                        32801
-------------------------------------------     -------------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number
(including area code)                                    (407) 540-2000
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


                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                              March 31,              December 31,
                                                                                 2004                    2003
                                                                          -------------------     -------------------
                              ASSETS

Real estate properties with operating leases, net                              $  15,101,888           $  15,195,872
Net investment in direct financing leases                                          1,761,594               1,777,315
Real estate held for sale                                                                 --                 399,885
Investment in joint ventures                                                       7,845,749               7,875,770
Cash and cash equivalents                                                          3,102,453               1,569,729
Receivables, less allowance for doubtful accounts
    of $65,172 and $27,488, respectively                                                  --                 144,162
Accrued rental income, less allowance for doubtful
    accounts of $9,314 and $9,697, respectively                                      562,672                 564,672
Other assets                                                                          18,974                  31,310
                                                                          -------------------     -------------------

                                                                               $  28,393,330           $  27,558,715
                                                                          ===================     ===================

                 LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses                                          $      20,338            $      6,728
Real estate taxes payable                                                              5,476                  14,220
Distributions payable                                                                787,500                 787,500
Due to related parties                                                                30,227                  12,517
Rents paid in advance                                                                 43,226                  58,650
                                                                          -------------------     -------------------
    Total liabilities                                                                886,767                 879,615

Minority interest                                                                    440,937                 443,607

Partners' capital                                                                 27,065,626              26,235,493
                                                                          -------------------     -------------------

                                                                               $  28,393,330           $  27,558,715
                                                                          ===================     ===================


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                                                         Quarter Ended
                                                                                           March 31,
                                                                                    2004               2003
                                                                                --------------    ---------------
  Revenues:
      Rental income from operating leases                                          $  482,275         $  512,733
      Earned income from direct financing leases                                       49,555             51,298
      Contingent rental income                                                         15,603              3,430
      Interest and other income                                                           163                 31
                                                                                --------------    ---------------
                                                                                      547,596            567,492
                                                                                --------------    ---------------

  Expenses:
      General operating and administrative                                             85,259             72,925
      Property related                                                                  8,837              1,319
      Provision for doubtful accounts                                                   8,976                 --
      State and other taxes                                                            42,713             44,952
      Depreciation and amortization                                                    96,251             94,397
      Provision for write-down of assets                                                6,835                 --
                                                                                --------------    ---------------
                                                                                      248,871            213,593
                                                                                --------------    ---------------

  Income before minority interest and equity
       in earnings of unconsolidated joint ventures                                   298,725            353,899

  Minority interest                                                                    (8,594)            (8,636)

  Equity in earnings of unconsolidated joint ventures                                 183,107            174,185
                                                                                --------------    ---------------

  Income from continuing operations                                                   473,238            519,448
                                                                                --------------    ---------------

  Discontinued operations:
      Income from discontinued operations                                               5,353             32,093
      Gain on disposal of discontinued operations                                   1,139,042                 --
                                                                                --------------    ---------------
                                                                                    1,144,395             32,093
                                                                                --------------    ---------------

  Net income                                                                      $ 1,617,633         $  551,541
                                                                                ==============    ===============

  Income per limited partner unit:
      Continuing operations                                                       $      6.76         $     7.42
      Discontinued operations                                                           16.35               0.46
                                                                                --------------    ---------------

                                                                                  $     23.11          $    7.88
                                                                                ==============    ===============

  Weighted average number of limited partner
      units outstanding                                                                70,000             70,000
                                                                                ==============    ===============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                                                             Quarter Ended           Year Ended
                                                                               March 31,             December 31,
                                                                                  2004                  2003
                                                                           -------------------    ------------------
General partners:
    Beginning balance                                                           $     291,598          $    291,598
    Net income                                                                             --                    --
                                                                           -------------------    ------------------
                                                                                      291,598               291,598
                                                                           -------------------    ------------------

Limited partners:
    Beginning balance                                                              25,943,895            26,736,255
    Net income                                                                      1,617,633             2,357,640
    Distributions ($11.25 and $45.00 per
       limited partner unit, respectively)                                           (787,500)           (3,150,000)
                                                                           -------------------    ------------------
                                                                                   26,774,028            25,943,895
                                                                           -------------------    ------------------

Total partners' capital                                                         $  27,065,626         $  26,235,493
                                                                           ===================    ==================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                          Quarter Ended
                                                                                            March 31,
                                                                                     2004               2003
                                                                                 --------------     --------------

   Net cash provided by operating activities                                        $  792,561         $  827,464
                                                                                 --------------     --------------

   Cash flows from investing activities:
       Insurance proceeds for casualty loss on building                                     --            590,132
       Proceeds from sale of assets                                                  1,588,927                 --
       Payment of lease costs                                                          (50,000)                --
                                                                                 --------------     --------------
          Net cash provided by investing activities                                  1,538,927            590,132
                                                                                 --------------     --------------

   Cash flows from financing activities:
       Distributions to limited partners                                              (787,500)          (787,500)
       Distributions to holder of minority interest                                    (11,264)           (11,277)
                                                                                 --------------     --------------
          Net cash used in financing activities                                       (798,764)          (798,777)
                                                                                 --------------     --------------

   Net increase in cash and cash equivalents                                         1,532,724            618,819

   Cash and cash equivalents at beginning of quarter                                 1,569,729          1,169,848
                                                                                 --------------     --------------

   Cash and cash equivalents at end of quarter                                     $ 3,102,453        $ 1,788,667
                                                                                 ==============     ==============

   Supplemental schedule of non-cash financing activities:

       Distributions declared and unpaid at end of
          quarter                                                                   $  787,500         $  787,500
                                                                                 ==============     ==============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2004 and 2003


1.       Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2004 may not be indicative of the results that may be expected for the year ending December 31, 2004. Amounts as of December 31, 2003, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund VI, Ltd. (the "Partnership") for the year ended December 31, 2003.

         The Partnership accounts for its 64.29% interest in Warren Joint Venture using the consolidation method. Minority interest represents the minority joint venture partner's proportionate share of the equity in the joint venture. All significant intercompany accounts and transactions have been eliminated.

         In December 2003, the Financial Accounting Standards Board issued a revision to FASB Interpretation No. 46 (originally issued in January
         2003) ("FIN 46R"), "Consolidation of Variable Interest Entities" requiring existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity that change with changes in the fair value of the entity's net assets excluding variable interests. Prior to FIN 46R, a company generally included another entity in its financial statements only if it controlled the entity through voting interests. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities for periods ending after March 15, 2004. The Partnership has adopted FIN 46R as of March 31, 2004, which resulted in the consolidation of a certain previously unconsolidated joint venture. FIN 46R does not require, but does permit restatement of previously issued financial statements. The Partnership has restated prior year's financial statements to maintain comparability between the periods presented. These restatements had no effect on partners' capital or net income.

2.       Reclassification

         Certain items in the prior year's financial statements have been reclassified to conform to 2004 presentation. These reclassifications had no effect on total partners' capital or net income.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2004 and 2003


3.       Discontinued Operations

         In October 2002, the building on the property in Marietta, Georgia was destroyed by fire and the tenant terminated its lease relating to this property. In March 2003, the Partnership received approximately $590,100 of insurance proceeds, resulting in a gain on casualty loss of approximately $12,400. The Partnership had recorded a provision for write-down of assets in the previous year relating to this property. In September 2003, the Partnership entered into a new lease, with a new tenant for this property. In March 2004, the Partnership sold the property and received net sales proceeds of approximately $1,588,900, resulting in a gain on disposal of discontinued operations of approximately $1,139,000.

         The following presents the operating results of the discontinued operations for this property, along with the property in Broken Arrow, Oklahoma that was sold in June 2003.

                                                                 Quarter Ended
                                                                   March 31,
                                                         2004                2003
                                                  -----------------      --------------

              Rental revenues                         $      8,334         $    19,978
              Expenses                                      (2,981)               (241)
              Gain on casualty loss of building                 --              12,356
                                                  -----------------      --------------

              Income from discontinued
                  Operations                          $      5,353         $    32,093
                                                  =================      ==============


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund VI, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 17, 1988 to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of selected national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance, and utilities. As of March 31, 2003, the Partnership owned 24
Properties directly and 15 Properties indirectly through joint venture or tenancy in common arrangements. As of March 31, 2004, the Partnership owned 22 Properties directly and 15 Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         Net cash provided by operating activities was $792,561 and $827,464 for the quarters ended March 31, 2004 and 2003, respectively. In March 2004, the Partnership sold its Property in Marietta, Georgia, to the tenant and received net sales proceeds of approximately $1,588,900, resulting in a gain on disposal of discontinued operations of approximately $1,139,000. The Partnership had recorded a provision for write-down of assets in a previous year relating to this Property. The Partnership intends to reinvest these proceeds in an additional Property or to pay liabilities of the Partnership as needed.

         At March 31, 2004, the Partnership had $3,102,453 in cash and cash equivalents, as compared to $1,569,729 at December 31, 2003. At March 31, 2004, these funds were held in a demand deposit account at a commercial bank. The increase was primarily a result of the Partnership holding sales proceeds at March 31, 2004. The funds remaining at March 31, 2004, after the payment of distributions and other liabilities, will be used to invest in additional Properties and to meet the Partnership's working capital needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on net cash provided by operations, the Partnership declared distributions to limited partners of $787,500 for each of the quarters ended March 31, 2004 and 2003. This represents distributions of $11.25 per unit for each of the quarters ended March 31, 2004 and 2003. No distributions were made to the general partners for the quarters ended March 31, 2004 and 2003. No amounts distributed to the limited partners for the quarters ended March 31, 2004 and 2003 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities, including distributions payable, were $886,767 at March 31, 2004, as compared to $879,615 at December 31, 2003. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         Rental revenues from continuing operations were $531,830 during the quarter ended March 31, 2004, as compared to $564,031 during the same period of 2003. The decrease in rental revenues from continuing operations was primarily a result of the fact that during 2002, a tenant, Loco Lupe's of Hermitage, Inc., filed for Chapter 11 bankruptcy protection, and although the tenant affirmed the one lease it had with the Partnership, the tenant stopped making rental payments in September 2003 and vacated the Property in March 2004. The lost revenues will have an adverse effect on the results of operations of the Partnership if the Partnership is unable to re-lease the Property in a timely manner.

         In December 2003, Waving Leaves, Inc., the tenant of the Property in Waynesburg, Ohio filed for Chapter 11 bankruptcy protection. While the tenant has neither rejected nor affirmed the one lease it has with the Partnership, there can be no assurance that the lease will not be rejected in the future. As of May 3, 2004, the Partnership has received all rental payments relating to this lease. The lost revenues that would result if the tenant were to reject this lease will have an adverse effect on the results of operations of the Partnership if the Partnership is not able to re-lease the Property in a timely manner.

         The Partnership also earned $15,603 in contingent rental income during the quarter ended March 31, 2004, as compared to $3,430 during the same period of 2003. The increase in contingent rental income during 2004 was due to an increase in reported gross sales of the restaurants with leases that require the payment of contingent rents.

         The Partnership also earned $183,107 attributable to net income earned by unconsolidated joint ventures during the quarter ended March 31, 2004, as compared to $174,185 during the same period of 2003. Net income earned by unconsolidated joint ventures was higher during 2004 primarily because in November 2003 the Partnership acquired a Property in Dalton, Georgia, as tenants-in-common, with CNL Income Fund XI, Ltd., CNL Income Fund XV, Ltd., and CNL Income Fund XVI, Ltd., each of which is a Florida limited partnership and an affiliate of the general partners.

         In October 2003, Chevy's, Inc., the tenant of the Property in Vancouver, Washington, which the Partnership owns as tenants-in-common with affiliates of the general partners, filed for Chapter 11 bankruptcy protection. The Partnership owns a 23.04% interest in this Property. While the tenant has neither rejected nor affirmed the one lease it has, there can be no assurance that the lease will not be rejected in the future. From the bankruptcy date through May 3, 2004, the tenancy in common has received all rental payments relating to this lease. The lost revenues that would result if the tenant were to reject this lease will have an adverse effect on the equity in earnings of unconsolidated joint ventures of the Partnership if the tenancy in common is not able to re-lease the Property in a timely manner.

         Operating expenses, including depreciation and amortization expense and provision for write-down of assets, were $248,871 during the quarter ended March 31, 2004, as compared to $213,593 during the same period of 2003. During 2004 the Partnership incurred certain property related expenses, such as legal fees, repairs and maintenance, insurance and real estate taxes relating to the Property in Hermitage, Tennessee. The tenant stopped making rental payments in September 2003 and vacated the Property in March 2004. In addition, during 2004, the Partnership recorded a provision for doubtful accounts of approximately $9,000 relating to past due amounts and a provision for write-down of assets of approximately $6,800. The provision for write-down of assets represented the difference between the Property's net carrying value and its estimated fair value. The Partnership will continue to incur property related expenses relating to this Property until the Partnership is able to re-lease the Property. In addition, operating expenses were higher during the quarter ended March 31, 2004, as compared to the same period of 2003, partially because the Partnership incurred additional general operating and administrative expenses, including legal fees.

         The Partnership recognized income from discontinued operations (rental revenues and gain on casualty loss of building less property related expenses) of $32,093 during the quarter ended March 31, 2003, relating to the Properties in Broken Arrow, Oklahoma and Marietta, Georgia. The Partnership sold the Property in Broken Arrow, Oklahoma in June 2003. In October 2002, the building on the Property in Marietta, Georgia was destroyed by fire and the tenant terminated its lease. In March 2003, the Partnership received approximately $590,100 of insurance proceeds, resulting in a gain on casualty loss of approximately $12,400. The Partnership had recorded a provision for write-down of assets in 2002 relating to this Property. In September 2003, the Partnership entered into a new lease, with a new tenant, resulting in income from discontinued operations of $5,353 during the quarter ended March 31, 2004. The Partnership sold this Property in March 2004 and recorded a gain on disposal of discontinued operations of approximately $1,139,000.

         The general partners continuously evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the limited partners.

         In December 2003, the Financial Accounting Standards Board issued a revision to FASB Interpretation No. 46 (originally issued in January 2003) ("FIN 46R"), "Consolidation of Variable Interest Entities" requiring existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity that change with changes in the fair value of the entity's net assets excluding variable interests. Prior to FIN 46R, a company generally included another entity in its financial statements only if it controlled the entity through voting interests. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities for periods ending after March 15, 2004. The Partnership has adopted FIN 46R as of March 31, 2004, which resulted in the consolidation of a certain previously unconsolidated joint venture. FIN 46R does not require, but does permit restatement of previously issued financial statements. The Partnership has restated prior year's financial statements to maintain comparability between the periods presented. These restatements had no effect on partners' capital or net income.

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

Item 3.       Defaults upon Senior Securities.  Inapplicable.
              -------------------------------

Item 4.       Submission of Matters to a Vote of Security Holders. Inapplicable.
              ---------------------------------------------------

Item 5.       Other Information.  Inapplicable.
              -----------------

Item 6.       Exhibits and Reports on Form 8-K.

             (a)  Exhibits

                  3.1 Certificate of Limited Partnership of CNL Income Fund VI, Ltd.(Included as Exhibit 3.3 to Registration
                        Statement No. 33-23892 on Form S-11 and incorporated herein by reference.)

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

             (b)        Reports on Form 8-K

                        No reports on Form 8-K were filed during the quarter ended March 31, 2004.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          DATED this 11th, day of May, 2004.


                                        CNL INCOME FUND VI, LTD.

                                  By:   CNL REALTY CORPORATION
                                        General Partner


                                        By:   /s/ James M. Seneff, Jr.
                                             -----------------------------------
                                             JAMES M. SENEFF, JR.
                                             Chief Executive Officer
                                             (Principal Executive Officer)


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