Form 10-Q
period 2004-06-30
CNL INCOME FUND VI LTD
filed 2004-08-12
CIK 837986

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 2004
--------------------------------------------------------------------------------

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


                            CNL Income Fund VI, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Florida                                       59-2922954
-------------------------------               ----------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)


        450 South Orange Avenue
            Orlando, Florida                               32801
----------------------------------------      ----------------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number
(including area code)                                  (407) 540-2000
                                              ----------------------------------


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

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                            June 30,             December 31,
                                                              2004                    2003
                                                       ------------------     ------------------
                       ASSETS

Real estate properties with operating leases, net      $      13,237,818      $      13,399,674
Net investment in direct financing leases                      1,745,406              1,777,315
Real estate held for sale                                      1,727,026              2,203,860
Investment in joint ventures                                   7,826,296              7,875,770
Cash and cash equivalents                                      2,960,190              1,569,729
Receivables, less allowance for doubtful accounts
    of $92,602 and $27,488, respectively                             277                144,162
Accrued rental income, less allowance for doubtful
    accounts of $8,932 and $9,697, respectively                  568,448                556,895
Other assets                                                      25,274                 31,310
                                                       ------------------     ------------------

                                                       $      28,090,735      $      27,558,715
                                                       ==================     ==================

          LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses                  $          20,519      $           6,728
Real estate taxes payable                                          8,292                 14,220
Distributions payable                                            787,500                787,500
Due to related parties                                            18,296                 12,517
Rents paid in advance                                             48,403                 58,650
                                                       ------------------     ------------------
    Total liabilities                                            883,010                879,615

Minority interest                                                438,315                443,607

Commitments (Note 4)

Partners' capital                                             26,769,410             26,235,493
                                                       ------------------     ------------------

                                                       $      28,090,735      $      27,558,715
                                                       ==================     ==================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                                      Quarter Ended                 Six Months Ended
                                                                         June 30,                       June 30,
                                                                   2004             2003             2004             2003
                                                              --------------   --------------   --------------   --------------

Revenues:
    Rental income from operating leases                       $     446,032    $     445,462    $     891,875    $     894,264
    Earned income from direct financing leases                       48,893           50,881           98,448          102,179
    Contingent rental income                                          9,412            7,339           23,801           10,769
    Interest and other income                                           408              879              571              488
                                                              --------------   --------------   --------------   --------------
                                                                    504,745          504,561        1,014,695        1,007,700
                                                              --------------   --------------   --------------   --------------

Expenses:
    General operating and administrative                             74,947           60,546          160,206          133,471
    Property related                                                  6,791            3,704            7,223            5,023
    State and other taxes                                             1,363               --           44,076           44,952
    Depreciation and amortization                                    80,930           80,930          161,857          161,857
                                                              --------------   --------------   --------------   --------------
                                                                    164,031          145,180          373,362          345,303
                                                              --------------   --------------   --------------   --------------

Income before minority interest and equity in earnings of
     unconsolidated joint ventures                                  340,714          359,381          641,333          662,397

Minority interest                                                    (8,652)          (8,630)         (17,246)         (17,266)

Equity in earnings of unconsolidated joint ventures                 183,249          154,016          366,356          328,201
                                                              --------------    -------------   --------------   --------------

Income from continuing operations                                   515,311          504,767          990,443          973,332
                                                              --------------    -------------   --------------   --------------

Discontinued operations:
    Income (loss) from discontinued operations                      (24,027)          65,498          (20,568)         148,474
    Gain on disposal of discontinued operations                          --               --        1,139,042               --
                                                              --------------    -------------   --------------   --------------
                                                                    (24,027)          65,498        1,118,474          148,474
                                                              --------------    -------------   --------------   --------------

Net income                                                    $     491,284     $    570,265    $   2,108,917    $   1,121,806
                                                              ==============    =============   ==============   ==============

Income (loss) per limited partner unit:
    Continuing operations                                     $        7.36     $       7.21    $       14.15    $       13.90
    Discontinued operations                                           (0.34)            0.94            15.98             2.13
                                                              --------------    -------------   --------------   --------------
                                                              $        7.02     $       8.15    $       30.13    $       16.03
                                                              ==============    =============   ==============   ==============

Weighted average number of limited partner
    units outstanding                                                70,000           70,000           70,000           70,000
                                                              ==============    =============   ==============   ==============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                               Six Months Ended        Year Ended
                                                   June 30,           December 31,
                                                     2004                 2003
                                             ------------------    ------------------

General partners:
    Beginning balance                        $         291,598     $         291,598
    Net income                                              --                    --
                                             ------------------    ------------------
                                                       291,598               291,598
                                             ------------------    ------------------

Limited partners:
    Beginning balance                               25,943,895            26,736,255
    Net income                                       2,108,917             2,357,640
    Distributions ($22.50 and $45.00 per
       limited partner unit, respectively)          (1,575,000)           (3,150,000)
                                             ------------------    ------------------
                                                    26,477,812            25,943,895
                                             ------------------    ------------------

Total partners' capital                      $      26,769,410     $      26,235,493
                                             ==================    ==================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                  Six Months Ended
                                                                      June 30,
                                                              2004               2003
                                                          --------------     --------------


   Net cash provided by operating activities              $   1,449,072      $   1,450,527
                                                          --------------     --------------

   Cash flows from investing activities:
       Insurance proceeds for casualty loss on building              --            590,132
       Proceeds from sale of assets                           1,588,927            472,425
       Payment of lease costs                                   (50,000)                --
                                                          --------------     --------------
          Net cash provided by investing activities           1,538,927          1,062,557
                                                          --------------     --------------

   Cash flows from financing activities:
       Distributions to limited partners                     (1,575,000)        (1,575,000)
       Distributions to holder of minority interest             (22,538)           (22,555)
                                                          --------------     --------------
          Net cash used in financing activities              (1,597,538)        (1,597,555)
                                                          --------------     --------------

   Net increase in cash and cash equivalents                  1,390,461            915,529

   Cash and cash equivalents at beginning of period           1,569,729          1,169,848
                                                          --------------     --------------

   Cash and cash equivalents at end of period             $   2,960,190      $   2,085,377
                                                          ==============     ==============

   Supplemental schedule of non-cash financing activities:

       Distributions declared and unpaid at end of
          period                                          $     787,500      $     787,500
                                                          ==============     ==============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2004 and 2003


1.       Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2004 may not be indicative of the results that may be expected for the year ending December 31, 2004. Amounts as of December 31, 2003, included in the financial statements, have been derived from audited financial statements as of that date.

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

         In December 2003, the Financial Accounting Standards Board issued a revision to FASB Interpretation No. 46 (originally issued in January
         2003) ("FIN 46R"), "Consolidation of Variable Interest Entities" requiring existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity that change with changes in the fair value of the entity's net assets excluding variable interests. Prior to FIN 46R, a company generally included another entity in its financial statements only if it controlled the entity through voting interests. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities for periods ending after March 15, 2004. The Partnership adopted FIN 46R during the quarter ended March 31, 2004, which resulted in the consolidation of a previously unconsolidated joint venture, which was accounted for under the equity method. FIN 46R does not require, but does permit restatement of previously issued financial statements. The Partnership has restated prior year's financial statements to maintain comparability between the periods presented. Such consolidation resulted in certain assets and minority interest, and revenues and expenses, of the entity being reported on a gross basis in the Partnership's financial statements; however, these restatements had no effect on partners' capital or net income.

2.       Reclassification

         Certain items in the prior year's financial statements have been reclassified to conform to 2004 presentation. These reclassifications had no effect on total partners' capital or net income.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2004 and 2003


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

         During 2002, the tenant of the property in Hermitage, Tennessee filed for bankruptcy and affirmed the one lease it had with the Partnership. In March 2004, the tenant vacated the property and as a result, the Partnership recorded a provision for write-down of assets of approximately $6,800. In April 2004, the Partnership entered into an agreement to sell this property. In addition, in June 2004, the Partnership entered into an agreement to sell its property in Lawton, Oklahoma. The Partnership reclassified the assets relating to these two properties to real estate held for sale. The reclassified assets were recorded at the lower of their carrying amount or fair value, less cost to sell, which resulted in the Partnership recording a provision for write-down of assets of approximately $51,500 relating to the property in Lawton, Oklahoma.

         The following presents the operating results of the discontinued operations for these properties, along with the property in Broken Arrow, Oklahoma that was sold in June 2003.

                                                            Quarter Ended                Six Months Ended
                                                              June 30,                       June 30,
                                                        2004            2003           2004           2003
                                                    -------------  ---------------  ------------  --------------

               Rental revenues                      $     37,375   $       80,517   $    83,355   $     164,848
               Expenses                                   (9,946)         (15,019)      (45,632)        (28,730)
               Provision for write-down of assets        (51,456)              --       (58,291)             --
               Gain on casualty loss of building              --               --            --          12,356
                                                    -------------  ---------------  ------------  --------------
               Income (loss) from discontinued
                   operations                       $    (24,027)  $       65,498   $   (20,568)  $     148,474
                                                    =============  ===============  ============  ==============

4.       Commitments

         In April and June 2004, the Partnership entered into two separate agreements, each with a third party, to sell the properties in Hermitage, Tennessee and Lawton, Oklahoma, respectively.

5.       Subsequent Events

         On August 5, 2004, the Partnership sold its property in Hermitage, Tennessee to a third party and received net sales proceeds of approximately $831,100, resulting in a gain on disposal of discontinued operations of approximately $46,800.

         On August 9, 2004, the Partnership entered into a definitive Agreement and Plan of Merger pursuant to which the Partnership will be merged with a subsidiary of U.S. Restaurant Properties, Inc. (NYSE: USV). The merger is one of multiple concurrent transactions pursuant to which 17 other affiliated limited partnerships also will be merged with a subsidiary of U.S. Restaurant Properties, Inc. and in which CNL

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2004 and 2003


5.       Subsequent Events - Continued

         Restaurant Properties, Inc., an affiliate, also will be merged with U.S. Restaurant Properties, Inc. CNL Restaurant Properties, Inc. currently provides property management and other services to the Partnership. The merger of the Partnership (and each of the 17 other affiliated mergers) is subject to certain conditions including approval by a majority of the limited partners, consummation of a minimum number of limited partnership mergers representing at least 75.0% in value (as measured by the value of the merger consideration) of all limited partnerships, consummation of the merger between U. S. Restaurant Properties, Inc. and CNL Restaurant Properties, Inc., approval of the shareholders of U.S. Restaurant Properties, Inc., and availability of financing. The transaction is expected to be consummated in the first quarter of 2005.

         Under the terms of the transaction, the limited partners will receive total consideration of approximately $36.04 million, consisting of approximately $30.14 million in cash and approximately $5.90 million in U.S. Restaurant Properties, Inc. Series A Convertible Preferred Stock that is listed on the New York Stock Exchange. The general partners will receive total consideration of approximately $234,000 consisting of approximately $196,000 in cash and approximately $38,000 in preferred stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund VI, Ltd. (the "Partnership," which may be referred to as "we," "us," or "our") is a Florida limited partnership that was organized on August 17, 1988 to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of selected national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance, and utilities. As of June 30, 2003, we owned 23 Properties directly and 15 Properties indirectly through joint venture or tenancy in common arrangements. As of June 30, 2004, we owned 22 Properties directly and 15 Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         Net cash provided by operating activities was $1,449,072 and $1,450,527 for the six months ended June 30, 2004 and 2003, respectively. In March 2004, we sold the Property in Marietta, Georgia, to the tenant and received net sales proceeds of approximately $1,588,900, resulting in a gain on disposal of discontinued operations of approximately $1,139,000. We had recorded a provision for write-down of assets in a previous year relating to this Property. We intend to reinvest these proceeds in an additional Property or to pay liabilities as needed.

         At June 30, 2004, we had $2,960,190 in cash and cash equivalents, as compared to $1,569,729 at December 31, 2003. At June 30, 2004, these funds were held in demand deposit accounts at a commercial bank. The increase was primarily a result of holding sales proceeds at June 30, 2004. The funds remaining at June 30, 2004, after the payment of distributions and other liabilities, may be used to either invest in additional Properties or to meet our working capital needs.

         In August 2004, the Partnership sold its Property in Hermitage, Tennessee to a third party and received net sales proceeds of approximately $831,000, resulting in a gain on disposal of discontinued operations of approximately $46,800.

Short-Term Liquidity

         Our investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who generally meet specified financial standards minimizes our operating expenses. The general partners believe that the leases will generate net cash flow in excess of operating expenses.

         Our  short-term   liquidity   requirements  consist  primarily  of  our
operating expenses.

         The general partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with our operations.

         We generally distribute cash from operations remaining after the payment of operating expenses, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, and for the six months ended June 30, 2004, a portion of prior year sales proceeds, we declared distributions to limited partners of $1,575,000 for each of the six months ended June 30, 2004 and 2003 ($787,500 for each of the quarters ended June 30, 2004 and 2003). This represents distributions of $22.50 per unit for each of the six months ended June 30, 2004 and 2003 ($11.25 for each applicable quarter). No distributions were made to the general partners for the quarters and six months ended June 30, 2004 and 2003. No amounts distributed to the limited partners for the six months ended June 30, 2004 and 2003 are required to be or have been treated as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. We intend to continue to make distributions of cash to the limited partners on a quarterly basis.

         Total liabilities, including distributions payable, were $883,010 at June 30, 2004, as compared to $879,615 at December 31, 2003. The general partners believe that we have sufficient cash on hand to meet our current working capital needs.


Contractual Obligations, Contingent Liabilities, and Commitments

         In April and June 2004, we entered into two separate agreements, each with a third party, to sell the Properties in Hermitage, Tennessee and Lawton, Oklahoma, respectively. In August 2004, we sold the Property in Hermitage, Tennessee, as described above. As of August 9, 2004, the sale of the Property in Lawton, Oklahoma had not occurred.

Long-Term Liquidity

         We have no long-term debt or other long-term liquidity requirements.

Results of Operations

         Rental revenues from continuing operations were $990,323 during the six months ended June 30, 2004, as compared to $996,443 during the same period of 2003, $494,925 and $496,343 of which were earned during the second quarters of 2004 and 2003, respectively. Rental revenues from continuing operations remained relatively constant because all of the changes in the Property portfolio related to the Properties accounted for as discontinued operations.

         In December 2003, Waving Leaves, Inc., the tenant of the Property in Waynesburg, Ohio filed for Chapter 11 bankruptcy protection. In June 2004, the lease was assigned to and assumed by Hardee's Food Systems, Inc. As of August 9, 2004, we have received all rental payments relating to this lease.

         We earned $23,801 in contingent rental income during the six months ended June 30, 2004, as compared to $10,769 during the same period of 2003, $9,412 and $7,339 of which were earned during the second quarters of 2004 and 2003, respectively. The increase in contingent rental income during 2004 was due to an increase in reported gross sales of the restaurants with leases that require the payment of contingent rents.

         We also earned $366,356 attributable to net income earned by unconsolidated joint ventures during the six months ended June 30, 2004, as compared to $328,201 during the same period of 2003, $183,249 and $154,016 of which were earned during the second quarters of 2004 and 2003, respectively. Net income earned by unconsolidated joint ventures was lower during the quarter and six months ended June 30, 2003, because Show Low Joint Venture, in which we owned a 36% interest, recorded a provision for write-down of assets of approximately $55,500, relating to the Property that Houlihan's Restaurant, Inc., leased from the joint venture. During 2002, Houlihan's Restaurant, Inc. filed for Chapter 11 bankruptcy protection and rejected its lease. The provision represented the difference between the Property's net carrying value and its estimated fair value. In September 2003, the joint venture sold this vacant Property to a third party and recorded an additional loss on disposal of discontinued operations of approximately $29,500. In the fourth quarter of 2003, the joint venture was liquidated and we recorded a loss on dissolution of joint ventures of approximately $2,300. In November 2003 we acquired a Property in Dalton, Georgia, as tenants-in-common, with CNL Income Fund XI, Ltd., CNL Income Fund XV, Ltd., and CNL Income Fund XVI, Ltd., each of which is a Florida limited partnership and an affiliate of the general partners.

         In October 2003, Chevy's, Inc., the tenant of the Property in Vancouver, Washington, which we own as tenants-in-common with affiliates of the general partners, filed for Chapter 11 bankruptcy protection. We own a 23.04% interest in this Property. While the tenant has neither rejected nor affirmed the one lease it has, there can be no assurance that the lease will not be rejected in the future. From the bankruptcy date through August 9, 2004, the tenancy in common has received all rental payments relating to this lease. The lost revenues that would result if the tenant were to reject this lease will have an adverse effect on the equity in earnings of unconsolidated joint ventures if the tenancy in common is not able to re-lease the Property in a timely manner.

         Operating expenses, including depreciation and amortization expense, were $373,362 during the six months ended June 30, 2004, as compared to $345,303 during the same period of 2003, $164,031 and $145,180 of which were incurred during the second quarters of 2004 and 2003, respectively. Operating expenses were higher during the quarter and six months ended June 30, 2004, as compared to the same periods of 2003, because we incurred additional general operating and administrative expenses, including legal fees.

         We recognized income from discontinued operations (rental revenues and gain on casualty loss of building less property related expenses) of $65,498 and $148,474 during the quarter and six months ended June 30, 2003, relating to the Properties in Broken Arrow, Oklahoma; Marietta, Georgia; Hermitage, Tennessee; and Lawton, Oklahoma. We sold the Property in Broken Arrow, Oklahoma in June 2003 and recorded no gain or loss on disposal of discontinued operations. In October 2002, the building on the Property in Marietta, Georgia was destroyed by fire and the tenant terminated its lease. In March 2003, we received approximately $590,100 of insurance proceeds, resulting in a gain of approximately $12,400. We had recorded a provision for write-down of assets in 2002 relating to this Property. In September 2003, we entered into a new lease, with a new tenant. We recognized net rental losses from discontinued operations of $24,027 and $20,568 during the quarter and six months ended June 30, 2004. The net rental losses were caused by us incurring certain property related expenses, such as legal fees, repairs and maintenance, insurance and real estate taxes relating to the Property in Hermitage, Tennessee. In 2002, the tenant, Loco Lupe's of Hermitage, Inc., filed for Chapter 11 bankruptcy protection. Although the tenant affirmed the one lease it had with us, the tenant stopped making rental payments in September 2003 and vacated the Property in March 2004. In addition, during 2004, we recorded a provision for doubtful accounts of approximately $8,600 relating to past due amounts and a provision for write-down of assets of approximately $6,800. Based on anticipated sales proceeds, we recorded a provision for write-down of assets of approximately $51,500. The provisions for write-down of assets represented the difference between each Property's net carrying value and its estimated fair value. In March 2004, we sold the Property and recorded a gain on disposal of discontinued operations of approximately $1,139,000. In August 2004, we sold the Property in Hermitage, Tennessee, as described above. As of August 9, 2004, the sale of the Property in Lawton, Oklahoma had not occurred.

        In December 2003, the Financial Accounting Standards Board issued a revision to FASB Interpretation No. 46 (originally issued in January 2003) ("FIN 46R"), "Consolidation of Variable Interest Entities" requiring existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity that change with changes in the fair value of the entity's net assets excluding variable interests. Prior to FIN 46R, a company generally included another entity in its financial statements only if it controlled the entity through voting interests. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities for periods ending after March 15, 2004. We adopted FIN 46R during the quarter ended March 31, 2004, which resulted in the consolidation of a previously unconsolidated joint venture, Warren Joint Venture, which was accounted for under the equity method. FIN 46R does not require, but does permit restatement of previously issued financial statements. We restated prior year's financial statements to maintain comparability between the periods presented. Such consolidation resulted in certain assets and minority interest, and revenues and expenses, of the entity being reported on a gross basis in our financial statements; however, these restatements had no effect on partners' capital or net income.

         The general partners believe their primary objective is to maintain current operations with restaurant operators as successfully as possible, while evaluating strategic alternatives, including alternatives that may provide liquidity to the limited partners. Real estate markets are strong throughout much of the nation, and the performance of restaurants has generally improved after several challenging years. As a result, the general partners believe that this is an attractive period for a strategic event to monetize the interests of the limited partners.

         In furtherance of this, on August 9, 2004, we entered into a definitive Agreement and Plan of Merger pursuant to which we will be merged with a subsidiary of U.S. Restaurant Properties, Inc. (NYSE: USV). The merger is one of multiple concurrent transactions pursuant to which 17 other affiliated limited partnerships also will be merged with a subsidiary of U.S. Restaurant Properties, Inc. and in which CNL Restaurant Properties, Inc., an affiliate, also will be merged with U.S. Restaurant Properties, Inc. Our merger (and each of the 17 other affiliated mergers) is subject to certain conditions including approval by a majority of the limited partners, consummation of a minimum number of limited partnership mergers representing at least 75.0% in value (as measured by the value of the merger consideration) of all limited partnerships, consummation of the merger between U. S. Restaurant Properties, Inc. and CNL Restaurant Properties, Inc., approval of the shareholders of U.S. Restaurant Properties, Inc., and availability of financing. U.S. Restaurant Properties, Inc. is a real estate investment trust (REIT) that focuses primarily on acquiring, owning and leasing restaurant properties. The transaction is expected to be consummated in the first quarter of 2005.

         Under the terms of the transaction, our limited partners will receive total consideration of approximately $36.04 million, consisting of approximately $30.14 million in cash and approximately $5.90 million in U.S. Restaurant Properties, Inc. Series A Convertible Preferred Stock that is listed on the New York Stock Exchange. The general partners will receive total consideration of approximately $234,000 consisting of approximately $196,000 in cash and approximately $38,000 in preferred stock.

         We received an opinion from Wachovia Capital Markets, LLC that as of August 9, 2004 the merger consideration to be received by the holders of our general and limited partnership interests is fair, from a financial point of view, to such holders.

         As reflected above, the contemplated transactions are complex, and contingent upon certain conditions. The restaurant marketplace, the real estate industry, and the equities markets, all individually or taken as a whole, could impact the economics of this transaction. As a result, there is no assurance that we will be successful in completing the contemplated transaction.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

         The general partners maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The principal executive and financial officers of the corporate general partner have evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

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

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended June 30, 2004.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 9th day of August 2004.


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