Form 10-Q
period 2004-09-30
CNL INCOME FUND VI LTD
filed 2004-11-15
CIK 837986

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                    (X) QUARTERLY REPORT PURSUANT TO SECTION
                         13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT of 1934

               For the quarterly period ended September 30, 2004
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from ______________________ to _______________________


                             Commission file number
                                     0-19144
                     ---------------------------------------


                            CNL Income Fund VI, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Florida                                         59-2922954
----------------------------------               -------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


       450 South Orange Avenue
           Orlando, Florida                                   32801
------------------------------------------       -------------------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number
(including area code)                                    (407) 540-2000
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

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                            September 30,            December 31,
                                                                                 2004                    2003
                                                                          -------------------     -------------------
                              ASSETS

Real estate properties with operating leases, net                         $       13,156,890      $       13,399,674
Net investment in direct financing leases                                          1,728,733               1,777,315
Real estate held for sale                                                                 --               2,203,860
Investment in joint ventures                                                       7,794,789               7,875,770
Cash and cash equivalents                                                          4,620,258               1,569,729
Receivables, less allowance for doubtful accounts
    of $102,059 and $27,488, respectively                                                 --                 144,162
Accrued rental income, less allowance for doubtful
    accounts of $8,549 and $9,697, respectively                                      574,225                 556,895
Other assets                                                                          38,326                  31,310
                                                                          -------------------     -------------------

                                                                          $       27,913,221      $       27,558,715
                                                                          ===================     ===================

                 LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses                                     $           53,587      $            6,728
Real estate taxes payable                                                              1,154                  14,220
Distributions payable                                                                787,500                 787,500
Due to related parties                                                                21,387                  12,517
Rents paid in advance                                                                 53,168                  58,650
                                                                          -------------------     -------------------
    Total liabilities                                                                916,796                 879,615

Minority interest                                                                    435,631                 443,607

Partners' capital                                                                 26,560,794              26,235,493
                                                                          -------------------     -------------------

                                                                          $       27,913,221      $       27,558,715
                                                                          ===================     ===================

            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                                      Quarter Ended                 Nine Months Ended
                                                                      September 30,                   September 30,
                                                                  2004             2003            2004           2003
                                                              -------------    --------------  -------------  -------------

Revenues:
    Rental income from operating leases                       $    445,839     $     445,455   $  1,337,714   $  1,339,719
    Earned income from direct financing leases                      48,603            50,452        147,051        152,631
    Contingent rental income                                        10,705             7,673         34,506         18,442
    Interest and other income                                          435               658          1,006          1,146
                                                              -------------    --------------  -------------  -------------
                                                                   505,582           504,238      1,520,277      1,511,938
                                                              -------------    --------------  -------------  -------------

Expenses:
    General operating and administrative                            88,067            54,722        248,273        188,193
    Property related                                                 4,209             6,428         11,432         11,451
    State and other taxes                                               --             1,128         44,076         46,080
    Depreciation and amortization                                   80,927            80,927        242,784        242,784
                                                              -------------    --------------  -------------  -------------
                                                                   173,203           143,205        546,565        488,508
                                                              -------------    --------------  -------------  -------------

Income before minority interest and equity in earnings of
     unconsolidated joint ventures                                 332,379           361,033        973,712      1,023,430

Minority interest                                                   (8,615)           (8,772)       (25,861)       (26,038)

Equity in earnings of unconsolidated joint ventures                183,004           160,603        549,360        488,804
                                                              -------------    --------------  -------------  -------------

Income from continuing operations                                  506,768           512,864      1,497,211      1,486,196
                                                              -------------    --------------  -------------  -------------

Discontinued operations:
    Income from discontinued operations                             25,586            38,564          5,018        187,038
    Gain on disposal of discontinued operations                     46,530                --      1,185,572             --
                                                              -------------    --------------  -------------  -------------
                                                                    72,116            38,564      1,190,590        187,038
                                                              -------------    --------------  -------------  -------------

Net income                                                    $    578,884     $     551,428   $  2,687,801   $  1,673,234
                                                              =============    ==============  =============  =============

Income per limited partner unit:
    Continuing operations                                     $       7.24     $        7.33   $      21.39   $      21.23
    Discontinued operations                                           1.03              0.55          17.01           2.67
                                                              -------------    --------------  -------------  -------------
                                                              $       8.27     $        7.88   $      38.40   $      23.90
                                                              =============    ==============  =============  =============

Weighted average number of limited partner
    units outstanding                                               70,000            70,000         70,000         70,000
                                                              =============    ==============  =============  =============

            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                                                          Nine Months Ended          Year Ended
                                                                            September 30,           December 31,
                                                                                 2004                   2003
                                                                         ---------------------    ------------------

General partners:
    Beginning balance                                                    $            291,598     $         291,598
    Net income                                                                             --                    --
                                                                         ---------------------    ------------------
                                                                                      291,598               291,598
                                                                         ---------------------    ------------------

Limited partners:
    Beginning balance                                                              25,943,895            26,736,255
    Net income                                                                      2,687,801             2,357,640
    Distributions ($33.75 and $45.00 per
       limited partner unit, respectively)                                         (2,362,500)           (3,150,000)
                                                                         ---------------------    ------------------
                                                                                   26,269,196            25,943,895
                                                                         ---------------------    ------------------

Total partners' capital                                                  $         26,560,794     $      26,235,493
                                                                         =====================    ==================

            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                     2004               2003
                                                                                 --------------     --------------


   Net cash provided by operating activities                                     $   2,134,382      $   2,148,895
                                                                                 --------------     --------------

   Cash flows from investing activities:
       Insurance proceeds for casualty loss on building                                     --            590,132
       Proceeds from sale of assets                                                  3,362,484            472,425
       Payment of lease costs                                                          (50,000)                --
                                                                                 --------------     --------------
          Net cash provided by investing activities                                  3,312,484          1,062,557
                                                                                 --------------     --------------

   Cash flows from financing activities:
       Distributions to limited partners                                            (2,362,500)        (2,362,500)
       Distributions to holder of minority interest                                    (33,837)           (33,825)
                                                                                 --------------     --------------
          Net cash used in financing activities                                     (2,396,337)        (2,396,325)
                                                                                 --------------     --------------

   Net increase in cash and cash equivalents                                         3,050,529            815,127

   Cash and cash equivalents at beginning of period                                  1,569,729          1,169,848
                                                                                 --------------     --------------

   Cash and cash equivalents at end of period                                    $   4,620,258      $   1,984,975
                                                                                 ==============     ==============

   Supplemental schedule of non-cash financing activities:

       Distributions declared and unpaid at end of
          period                                                                 $     787,500      $     787,500
                                                                                 ==============     ==============

            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2004 and 2003


1.   Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2004 may not be indicative of the results that may be expected for the year ending December 31, 2004. Amounts as of December 31, 2003, included in the financial statements, have been derived from audited financial statements as of that date.

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

         During 2002, the tenant of the property in Hermitage, Tennessee filed for bankruptcy and affirmed the one lease it had with the Partnership. In March 2004, the tenant vacated the property and as a result, the Partnership recorded a provision for write-down of assets of approximately $6,800. In April 2004, the Partnership entered into an agreement to sell this property. In addition, in June 2004, the Partnership entered into an agreement to sell its property in Lawton, Oklahoma, and based on the sales price, the Partnership recorded a provision for write-down of assets of approximately $51,500. In August 2004, the Partnership sold these properties, each to a third party, and received net sales proceeds of approximately $1,773,600, resulting in a net gain on disposal of discontinued operations of approximately $46,500.

                            CNL INCOME FUND VI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2004 and 2003


2.       Discontinued Operations - Continued

         The following presents the operating results of the discontinued operations for these properties, along with the property in Broken Arrow, Oklahoma that was sold in June 2003.

                                                            Quarter Ended                Nine Months Ended
                                                            September 30,                  September 30,
                                                        2004            2003           2004           2003
                                                    -------------  ---------------  ------------  --------------

               Rental revenues                      $     31,224   $       60,574   $   114,579   $     225,422
               Expenses                                   (5,638)         (22,010)      (51,270)        (50,740)
               Provision for write-down of assets              --              --       (58,291)            --
               Gain on casualty loss of building               --              --            --          12,356
                                                    -------------  ---------------  ------------  --------------
               Income from discontinued
               operations                           $     25,586   $       38,564   $     5,018   $     187,038
                                                    =============  ===============  ============  ==============


3.       Merger Transaction

         On August 9, 2004, the Partnership entered into a definitive Agreement and Plan of Merger pursuant to which the Partnership will be merged with a subsidiary of U.S. Restaurant Properties, Inc. (NYSE: USV). The merger is one of multiple concurrent transactions pursuant to which 17 other affiliated limited partnerships also will be merged with a subsidiary of U.S. Restaurant Properties, Inc. and in which CNL
         Restaurant Properties, Inc., an affiliate, also will be merged with U.S. Restaurant Properties, Inc. CNL Restaurant Properties, Inc. currently provides property management and other services to the Partnership. The merger of the Partnership (and each of the 17 other affiliated mergers) is subject to certain conditions including approval by a majority of the limited partners, consummation of a minimum number of limited partnership mergers representing at least 75.0% in value (as measured by the value of the merger consideration) of all limited partnerships, consummation of the merger between U.S. Restaurant Properties, Inc. and CNL Restaurant Properties, Inc., approval of the shareholders of U.S. Restaurant Properties, Inc., and availability of financing. The transaction is expected to be consummated in the first quarter of 2005.

         Under the terms of the merger agreement, if the transaction is approved, the limited partners will receive total consideration of approximately $36.04 million, consisting of approximately $30.14 million in cash and approximately $5.90 million in U.S. Restaurant Properties, Inc. Series A Convertible Preferred Stock that is listed on the New York Stock Exchange. The general partners will receive total consideration of approximately $234,000 consisting of approximately $196,000 in cash and approximately $38,000 in preferred stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund VI, Ltd. (the "Partnership," which may be referred to as "we," "us," or "our") is a Florida limited partnership that was organized on August 17, 1988 to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of selected national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance, and utilities. As of September 30, 2003, we owned 23 Properties directly and 14 Properties indirectly through joint venture or tenancy in common arrangements. As of September 30, 2004, we owned 20 Properties directly and 15 Properties indirectly through joint venture or tenancy in common arrangements.

Merger Transaction

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

         In furtherance of this, on August 9, 2004, we entered into a definitive Agreement and Plan of Merger pursuant to which we will be merged with a subsidiary of U.S. Restaurant Properties, Inc. (NYSE: USV). The merger is one of multiple concurrent transactions pursuant to which 17 other affiliated limited partnerships also will be merged with a subsidiary of U.S. Restaurant Properties, Inc. and in which CNL Restaurant Properties, Inc., an affiliate, also will be merged with U.S. Restaurant Properties, Inc. Our merger (and each of the 17 other affiliated mergers) is subject to certain conditions including approval by a majority of the limited partners, consummation of a minimum number of limited partnership mergers representing at least 75.0% in value (as measured by the value of the merger consideration) of all limited partnerships, consummation of the merger between U.S. Restaurant Properties, Inc. and CNL Restaurant Properties, Inc., approval of the shareholders of U.S. Restaurant Properties, Inc., and availability of financing. U.S. Restaurant Properties, Inc. is a real estate investment trust (REIT) that focuses primarily on acquiring, owning and leasing restaurant properties. The transaction is expected to be consummated in the first quarter of 2005.

         Under the terms of the merger agreement, if the transaction is approved, our limited partners will receive total consideration of approximately $36.04 million, consisting of approximately $30.14 million in cash and approximately $5.90 million in U.S. Restaurant Properties, Inc. Series A Convertible Preferred Stock that is listed on the New York Stock Exchange. The general partners will receive total consideration of approximately $234,000 consisting of approximately $196,000 in cash and approximately $38,000 in preferred stock.

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

Capital Resources

         Net cash provided by operating activities was $2,134,382 and $2,148,895 for the nine months ended September 30, 2004 and 2003, respectively. During 2004, we sold the Property in Marietta, Georgia to the tenant and the Properties Lawton, Oklahoma and Hermitage, Tennessee, each to a third party, and received total net sales proceeds of approximately $3,362,500, resulting in a net gain on disposal of discontinued operations of approximately $1,185,600. We had recorded provisions for write-down of assets relating to these Properties. We intend to reinvest these proceeds in additional Properties or to pay liabilities as needed.

         At September 30, 2004, we had $4,620,258 in cash and cash equivalents, as compared to $1,569,729 at December 31, 2003. At September 30, 2004, these funds were held in demand deposit accounts at a commercial bank. The increase was primarily a result of holding sales proceeds at September 30, 2004. The funds remaining at September 30, 2004, after the payment of distributions and other liabilities, may be used to either invest in additional Properties or to meet our working capital needs.

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

         We generally distribute cash from operations remaining after the payment of operating expenses to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, and for the nine months ended September 30, 2004, a portion of prior year sales proceeds, we declared distributions to limited partners of $2,362,500 for each of the nine months ended September 30, 2004 and 2003 ($787,500 for each of the quarters ended September 30, 2004 and 2003). This represents distributions of $33.75 per unit for each of the nine months ended September 30, 2004 and 2003 ($11.25 for each applicable quarter). No distributions were made to the general partners for the quarters and nine months ended September 30, 2004 and 2003. No amounts distributed to the limited partners for the nine months ended September 30, 2004 and 2003 are required to be or have been treated as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. We intend to continue to make distributions of cash to the limited partners on a quarterly basis.

         Total liabilities, including distributions payable, were $916,796 at September 30, 2004, as compared to $879,615 at December 31, 2003. The increase in liabilities at September 30, 2004, as compared to December 31, 2003, was due primarily to an increase in accounts payable and accrued expenses. The general partners believe that we have sufficient cash on hand to meet our current working capital needs.

Long-Term Liquidity

         We have no long-term debt or other long-term liquidity requirements.

Results of Operations

         Rental revenues from continuing operations were $1,484,765 during the nine months ended September 30, 2004, as compared to $1,492,350 during the same period of 2003, $494,442 and $495,907 of which were earned during the third quarters of 2004 and 2003, respectively. Rental revenues from continuing operations remained relatively constant because all of the changes in the Property portfolio related to the Properties accounted for as discontinued operations.

         In December 2003, Waving Leaves, Inc., the tenant of the Property in Waynesburg, Ohio, filed for Chapter 11 bankruptcy protection. In June 2004, the lease was assigned to and assumed by Hardee's Food Systems, Inc. As of November 5, 2004, we have received all rental payments relating to this lease.

         We earned $34,506 in contingent rental income during the nine months ended September 30, 2004, as compared to $18,442 during the same period of 2003, $10,705 and $7,673 of which were earned during the third quarters of 2004 and 2003, respectively. The increase in contingent rental income during 2004 was due to an increase in reported gross sales of certain restaurants with leases that require the payment of contingent rents.

         We also earned $549,360 attributable to net income earned by unconsolidated joint ventures during the nine months ended September 30, 2004, as compared to $488,804 during the same period of 2003, $183,004 and $160,603 of which were earned during the third quarters of 2004 and 2003, respectively. Net income earned by unconsolidated joint ventures was lower during 2003 because Show Low Joint Venture, in which we owned a 36% interest, recorded a provision for write-down of assets of approximately $55,500, relating to the Property that Houlihan's Restaurant, Inc. leased from the joint venture. During 2002, Houlihan's Restaurant, Inc. filed for Chapter 11 bankruptcy protection and rejected its lease. The provision represented the difference between the Property's net carrying value and its estimated fair value. In September 2003, the joint venture sold this vacant Property to a third party and recorded an additional loss on disposal of discontinued operations of approximately $29,500. In the fourth quarter of 2003, the joint venture was liquidated. In November 2003 we acquired a Property in Dalton, Georgia, as tenants-in-common, with CNL Income Fund XI, Ltd., CNL Income Fund XV, Ltd., and CNL Income Fund XVI, Ltd., each of which is a Florida limited partnership and an affiliate of the general partners. The rental payments relating to this Property commenced at the time of acquisition.

         In October 2003, Chevy's, Inc., the tenant of the Property in Vancouver, Washington, in which we own a 23.04% interest as tenants-in-common with affiliates of the general partners, filed for Chapter 11 bankruptcy protection. While the tenant has neither rejected nor affirmed the one lease it has, there can be no assurance that the lease will not be rejected in the future. From the bankruptcy date through November 5, 2004, the tenancy in common has received all rental payments relating to this lease. The lost revenues that would result if the tenant were to reject this lease will have an adverse effect on the equity in earnings of unconsolidated joint ventures if the tenancy in common is not able to re-lease the Property in a timely manner.

         Operating expenses, including depreciation and amortization expense, were $546,565 during the nine months ended September 30, 2004, as compared to $488,508 during the same period of 2003, $173,203 and $143,205 of which were incurred during the third quarters of 2004 and 2003, respectively. Operating expenses were higher during the quarter and nine months ended September 30, 2004, as compared to the same periods of 2003, because we incurred additional general operating and administrative expenses, including, primarily, legal fees incurred in connection with the merger transaction describe above.

         We recognized income from discontinued operations (rental revenues and other Property related income less property related expenses) of $38,564 and $187,038 during the quarter and nine months ended September 30, 2003, relating to the Properties in Broken Arrow, Oklahoma; Marietta, Georgia; Hermitage, Tennessee; and Lawton, Oklahoma. We sold the Property in Broken Arrow, Oklahoma in June 2003 and recorded no gain or loss on disposal of discontinued operations. In October 2002, the building on the Property in Marietta, Georgia was destroyed by fire and the tenant terminated its lease. In March 2003, we received approximately $590,100 of insurance proceeds, resulting in a gain of approximately $12,400. We had recorded a provision for write-down of assets in 2002 relating to this Property. In September 2003, we entered into a new lease, with a new tenant. We recognized income from discontinued operations of $5,018 during the nine months ended September 30, 2004, relating to the Properties in Marietta, Georgia; Hermitage, Tennessee; and Lawton, Oklahoma. In March 2004, we sold the Property in Marietta, Georgia; and recorded a gain on disposal of discontinued operations of approximately $1,139,000. We recognized income from discontinued operations of $25,586 during the quarter ended September 30, 2004, relating to the Properties in Hermitage, Tennessee; and Lawton, Oklahoma. In 2002, Loco Lupe's of Hermitage, Inc., the tenant of the Hermitage, Tennessee Property, filed for Chapter 11 bankruptcy protection. Although the tenant affirmed the one lease it had with us, the tenant stopped making rental payments in September 2003 and vacated the Property in March 2004. During 2004, we recorded a provision for doubtful accounts of approximately $8,600 relating to past due amounts and a provision for write-down of assets of approximately $6,800, relating to this Property. Based on anticipated sales proceeds, we recorded a provision for write-down of assets of approximately $51,500 relating to the Property in Lawton, Oklahoma. The provisions for write-down of assets represented the difference between each Property's net carrying value and its estimated fair value. In August 2004, we sold these two Properties, and recorded a net gain on disposal of discontinued operations of approximately $46,500.

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

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings.  Inapplicable.
         -----------------

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
         -----------------------------------------------------------
         Inapplicable.

Item 3.  Defaults upon Senior Securities.  Inapplicable.
         -------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders.  Inapplicable.
         ---------------------------------------------------

Item 5.  Other Information.  Inapplicable.
         -----------------

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

         (a)    Exhibits

                2.1 Agreement and Plan of Merger among U.S. Restaurant Properties, Inc., Ivanhoe Acquisition VI, LLC, and CNL Income Fund VI, Ltd., dated as of August 9, 2004. (Included as Exhibit 99.2 to Form 8-K filed with the Securities and Exchange Commission on August 9, 2004, and incorporated herein by reference.)

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

         DATED this 10th day of November 2004.


                                CNL INCOME FUND VI, LTD.

                                By:   CNL REALTY CORPORATION
                                      General Partner


                                      By:   /s/ James M. Seneff, Jr.
                                           -------------------------------------
                                            JAMES M. SENEFF, JR.
                                            Chief Executive Officer
                                            (Principal Executive Officer)


                                      By:   /s/ Robert A. Bourne
                                           -------------------------------------
                                            ROBERT A. BOURNE
                                            President and Treasurer
                                            (Principal Financial and
                                            Accounting Officer)

                                  EXHIBIT INDEX


Exhibit Number

                Exhibits

                2.1 Agreement and Plan of Merger among U.S. Restaurant Properties, Inc., Ivanhoe Acquisition VI, LLC, and CNL Income Fund VI, Ltd., dated as of August 9, 2004. (Included as Exhibit 99.2 to Form 8-K filed with the Securities and Exchange Commission on August 9, 2004, and incorporated herein by reference.)

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